Form 10-Q
period 1994-09-30
ATLANTIC ENERGY INC; ATLANTIC CITY ELECTRIC CO
filed 1995-11-16
CIK 806393, 8192

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                             Form 10-Q

          (x) Quarterly Report Pursuant to Section 13 OR 15 (d) of The Securities Exchange Act of 1934

               For Quarter ended September 30, 1994


          ( ) Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934


   Commission  Registrant; State of Incorporation;     IRS Employer
    File No.   Address; and Telephone No.              Identification No.


     1-9760    Atlantic Energy, Inc.                   22-2871471
               (New Jersey)
               6801 Black Horse Pike
               Pleasantville, NJ 08232
               (609) 645-4500

     1-3559    Atlantic City Electric Company          21-0398280
               (New Jersey)
               P.O. Box 1264
               6801 Black Horse Pike
               Pleasantville, NJ 08232
               (609) 645-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Atlantic Energy, Inc.        54,376,945 (as of November 14, 1994)

All of the outstanding shares of Common Stock of Atlantic City
Electric Company are owned by Atlantic Energy, Inc.


Part I.  Financial Information
Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                     Quarter Ended September 30,
                                           1994        1993
                                             (unaudited)

Operating Revenues-Electric             $272,708    $268,883
Operating Expenses:
  Energy                                  67,714      45,243
  Purchased Capacity                      30,171      29,457
  Operations                              40,197      43,552
  Maintenance                              9,136       9,341
  Depreciation and Amortization           18,351      15,840
  State Excise Taxes                      24,695      26,160
  Federal Income Taxes                    21,400      28,136
  Other Taxes                              2,613       2,574
    Total Operating Expenses             214,277     200,303
Operating Income                          58,431      68,580
Other Income:
  Allowance for Equity Funds Used During
   Construction                              975         396
  Other-Net                                5,334       3,073
    Total Other Income                     6,309       3,469
Interest Charges:
  Interest on Long Term Debt              14,243      15,446
  Other Interest Expense                     645         311
    Total Interest Charges                14,888      15,757
  Allowance for Borrowed Funds Used
   During Construction                      (780)       (357)
Net Interest Charges                      14,108      15,400
Less Preferred Stock Dividend
 Requirements of Subsidiary                4,309       4,320

Net Income                              $ 46,323    $ 52,329


Average Number of Shares of Common        54,353      53,034
 Stock Outstanding (in thousands)

Per Common Share:
  Earnings                                 $ .85       $ .99
  Dividends Declared                       $ .385      $ .385
  Dividends Paid                           $ .385      $ .385

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Thousands of Dollars
                                       Year-to-Date September 30,
                                            1994        1993
                                              (unaudited)

Operating Revenues-Electric               $710,629    $665,078
Operating Expenses:
  Energy                                   158,581     120,589
  Purchased Capacity                        97,840      84,118
  Operations                               115,419     118,773
  Maintenance                               27,184      26,820
  Depreciation and Amortization             55,117      51,558
  State Excise Taxes                        75,786      78,120
  Federal Income Taxes                      43,394      45,240
  Other Taxes                                8,737       8,453
    Total Operating Expenses               582,058     533,671
Operating Income                           128,571     131,407
Other Income:
 Allowance for Equity Funds Used During
  Construction                               2,697       1,592
 Other-Net                                   9,512       8,373
    Total Other Income                      12,209       9,965
Interest Charges:
 Interest on Long Term Debt                 42,862      44,368
  Other Interest Expense                     1,024       1,623
    Total Interest Charges                  43,886      45,991
  Allowance for Borrowed Funds Used
   During Construction                      (2,018)     (1,132)
    Net Interest Charges                    41,868      44,859
Less Preferred Stock Dividend
 Requirements of Subsidiary                 12,928      13,096

Net Income                                  85,984      83,417

Retained Earnings at Beginning of Period   256,549     242,768
                                           342,533     326,185
Dividends Declared on Common Stock         (62,581)    (60,746)
Capital Stock Expense and Other               -           (170)
Retained Earnings at End of Period        $279,952    $265,269

Average Number of Shares of Common
 Stock Outstanding (in thousands)           54,082      52,721

Per Common Share:
  Earnings                                   $1.59       $1.58
  Dividends Declared                         $1.155      $1.150
  Dividends Paid                             $1.155      $1.145

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                      Quarter Ended September 30,
                                            1994        1993
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $  46,323   $  52,329
 Deferred Purchased Power Costs              3,880       3,489
 Deferred Energy Costs                      10,882      (7,800)
 Depreciation and Amortization              18,351      15,840
 Deferred Income Taxes-Net                  (6,045)      7,366
 Prepaid State Excise Taxes                 24,695      25,024
 Net Decrease in Other Working Capital      10,604      20,935
 Preferred Stock Dividend Requirements
  of Subsidiary                              4,309       4,320
 Other-Net                                  (4,721)       (648)
 Net Cash Provided by Operating Activities 108,278     120,855

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures    (26,540)    (27,742)
 Leased Property                            (1,452)     (3,987)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (1,606)     (1,606)
 Utility Plant Removal Costs                (2,082)      1,315
 Other-Net                                   4,243      (1,840)
 Net Cash Used by Investing Activities     (27,437)    (33,860)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                 -        249,879
 Retirement and Maturity of Long Term Debt (11,029)   (207,760)
 Decrease in Short Term Debt               (23,700)    (60,500)
 Proceeds from Capital Lease Obligations     1,452       3,987
 Proceeds from Common Stock Issued              81       4,097
 Dividends Declared on Preferred Stock      (4,309)     (4,320)
 Dividends Declared on Common Stock        (20,870)    (16,886)
 Other-Net                                    (759)       (393)
 Net Cash Used by Financing Activities     (59,134)    (31,896)

Net Increase in Cash and Temporary
 Investments                                21,707      55,099
Cash and Temporary Investments,
 beginning of period                        16,657      21,791
Cash and Temporary Investments,
 end of period                           $  38,364   $  76,890

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                       Year-to-Date September 30,
                                            1994         1993
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $  85,984    $  83,417
 Deferred Purchased Power Costs             11,170       10,461
 Deferred Energy Costs                     (11,919)      (7,059)
 Depreciation and Amortization              55,117       51,558
 Deferred Income Taxes                      18,099       24,652
 Prepaid State Excise Taxes                (61,724)     (61,006)
 Net Increase in Other Working Capital     (19,457)        (175)
 Preferred Stock Dividend Requirements
  of Subsidiary                             12,928       13,096
 Other-Net                                  (5,407)        (720)
 Net Cash Provided by Operating
  Activities                                84,791      114,224

Cash Flows Of Investing Activities:
 Utility Cash Construction Expenditures    (79,592)     (86,031)
 Leased Property                            (3,925)      (5,000)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (4,818)      (4,818)
 Utility Plant Removal Costs                (3,585)      (1,448)
 Other-Net                                    (253)      (8,595)
 Net Cash Used by Investing Activities     (92,173)    (105,892)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt               22,693      460,686
 Retirement and Maturity of Long Term Debt (36,023)    (370,439)
 Increase (Decrease) in Short Term Debt     40,400      (14,600)
 Proceeds from Capital Lease Obligations     3,925        5,000
 Proceeds from Common Stock Issued           9,917       11,626
 Dividends Declared on Preferred Stock     (12,928)     (13,096)
 Dividends Declared on Common Stock        (55,000)     (50,293)
 Other-Net                                    (873)      (5,973)
 Net Cash (Used)Provided by Financing
  Activities                               (27,889)      22,911

Net (Decrease)Increase in Cash and Temporary
 Investments                               (35,271)      31,243
Cash and Temporary Investments,
 beginning of period                        73,635       45,647
Cash and Temporary Investments,
 end of period                           $  38,364    $  76,890

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                      September 30,  December 31,
                                           1994          1993
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,270,833    $2,193,656
  Less Accumulated Depreciation           713,163       668,832
    Net                                 1,557,670     1,524,824
  Construction Work in Progress           149,417       156,590
  Land Held for Future Use                  6,949         6,901
  Leased Property-Net                      38,544        45,268
    Electric Utility Plant-Net          1,752,580     1,733,583
Nonutility Property and Investments:
  Investment in Leveraged Leases           78,005        77,268
  Nuclear Decommissioning Trust Fund       49,750        43,163
  Nonutility Property and Equipment-Net    15,043        14,535
  Other Investments and Funds              25,336        18,102
    Total Nonutility Property and
     Investments                          168,134       153,068
Current Assets:
  Cash and Temporary Investments           38,364        73,635
  Accounts Receivable:
   Utility Service                         64,980        51,502
   Miscellaneous                            9,041        11,420
   Allowance for Doubtful Accounts         (3,300)       (3,000)
  Unbilled Revenues                        36,141        39,309
  Fuel (at average cost)                   25,933        14,635
  Materials and Supplies (at average cost) 28,142        28,230
  Working Funds                            14,678        14,315
  Prepaid State Excise Taxes               27,592         8,386
  Other Prepayments                         7,041         7,410
  Deferred Energy Costs                    19,099         7,180
  Deferred Income Taxes                     2,261         3,283
    Total Current Assets                  269,972       256,305
Deferred Debits:
  Unrecovered Purchased Power Costs       119,288       130,458
  Recoverable Future Federal Income Taxes  85,854        85,855
  Unrecovered State Excise Taxes           76,224        33,706
  Unamortized Debt Costs                   38,464        39,306
  Property Abandonment Costs-Net            9,633        10,325
  Other Regulatory Assets                  36,201        31,380
  Other                                    20,917        13,522
    Total Deferred Debits                 386,581       344,552

Total Assets                           $2,577,267    $2,487,508


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                       September 30, December 31,
                                            1994         1993
                                        (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholders' Equity:
   Common Stock                         $  596,941   $  579,443
   Retained Earnings                       279,952      256,549
    Total Common Shareholders' Equity      876,893      835,992
  Preferred Stock of Atlantic Electric:
   Not Subject to Mandatory Redemption      40,000       40,000
   Subject to Mandatory Redemption         173,750      173,750
  Long Term Debt                           753,980      766,101
    Total Capitalization
     (excluding current portion)         1,844,623    1,815,843
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                              12,250       12,250
  Capital Lease Obligations                    911          861
  Short Term Debt                           40,400         -
  Accounts Payable                          51,897       63,847
  Taxes Accrued                             41,114       16,020
  Interest Accrued                          15,464       22,149
  Dividends Declared                        25,236       24,910
  Other Customer Deposits                    2,952        2,890
  Other                                     15,735       21,875
    Total Current Liabilities              205,959      164,802
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                    402,303      383,347
  Deferred Investment Tax Credits           52,280       54,180
  Capital Lease Obligations                 37,633       44,407
  Other                                     34,469       24,929
    Total Deferred Credits and
     Other Liabilities                     526,685      506,863

Total Liabilities and Capitalization    $2,577,267   $2,487,508





              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Atlantic Energy, Inc. (the Company) is a public utility holding company. Its principal subsidiary is Atlantic City Electric Company (ACE), an electric utility. Other subsidiaries of the Company, which are nonutility companies, are Atlantic Generation, Inc. (AGI), ATE Investment, Inc.
   (ATE), Atlantic Southern Properties, Inc. (ASP), Atlantic Energy Technology, Inc. (AET), and Atlantic Thermal Systems, Inc., (ATS). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the nonutility companies are not significant and are classified under Other Income in the Consolidated Statement of Income. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1993 Annual Report to Shareholders and on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the Company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1993 was derived from the audited consolidated balance sheet presented in the 1993 Annual Report to Shareholders and Form 10-K.

2. The components of Federal Income Tax expense are as follows (in thousands of dollars):
                                     Quarter Ended September 30,
                                             1994     1993
                                                 (unaudited)

Current                                    $29,685  $21,743
Deferred                                    (6,095)   7,340
Investment Tax Credits Recognized on
 Leverage Leases                              -          (2)
Total Federal Income Tax Expense            23,590   29,081
Less Amounts Included in Other Income        2,190      945
Federal Income Taxes Included
 in Operating Expenses                     $21,400  $28,136

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $25,978  $30,006
Utility Plant Basis Differences                113      106
Investment Tax Credits                        (634)    (636)
Deferred Tax Adjustments                        -      (197)
Other-Net                                   (1,867)    (198)
Total Federal Income Tax Expense           $23,590  $29,081

Effective Federal Income Tax Rate               32%      34%

                                      Year-to-Date September 30,
                                             1994     1993
                                                 (unaudited)

Current                                    $28,479  $21,654
Deferred                                    18,104   23,509
Investment Tax Credits Recognized on
 Leverage Leases                              -         (25)
Total Federal Income Tax Expense            46,583   45,138
Less Amounts Included in Other Income        3,189     (102)
Federal Income Taxes Included
 in Operating Expenses                     $43,394  $45,240

Tax Computed at the Statutory Rate
 of 35%                                    $50,923  $49,578
Utility Plant Basis Differences              1,347    1,789
Investment Tax Credits                      (1,901)  (1,926)
Deferred Tax Adjustments                      (375)  (2,575)
Other-Net                                   (3,411)  (1,728)
Total Federal Income Tax Expense           $46,583  $45,138

Effective Federal Income Tax Rate               32%      32%

        Certain prior year reconciliation amounts have been reclassified to conform to the current year reporting.

3.   On February 8, 1994, ACE filed a petition with the New
        Jersey Board of Public Utilities (BPU) requesting an increase in Levelized Energy Clause (LEC) revenues of $63 million for the period June 1, 1994 through May 31, 1995. The increase is due primarily to the costs to be incurred from the purchase of 388 megawatts of capacity and energy from two new independent power producers scheduled to begin commercial operation during the 1994/1995 LEC period. Incorporated into the requested amount is utilization of $56 million of current base rate revenue associated with a utility power purchase contract that expired on May 31, 1994, and the Southern New Jersey Economic Initiative, a voluntary rate reduction by ACE of $28 million over the LEC period designed to keep its rates competitive. On June 27, 1994, ACE filed a motion requesting an interim increase in LEC revenues in order to avoid the effects of rate compression on customers. On July 19, 1994 the BPU approved a provisional increase in annual LEC revenues of $55 million effective July 26, 1994. On September 9, 1994, the Administrative Law Judge issued its Initial Decision that recommends an increase in annual LEC revenues of approximately $54 million. On October 12, 1994, the BPU extended the time period by which it must render its decision. Presently, the BPU is expected to render its final decision with regard to the LEC increase in December 1994.

        On June 23, 1994, the BPU approved a stipulation to allow casino customers to take service under existing commercial base rate schedules. Prior to BPU approval, casino customers were served under the Hotel Casino Service (HCS) rate schedule, the highest rate for service of all ACE's service classes. Effective July 1, 1994, all casino customers began taking service under the AGS-TOU, or Annual General Service-Time of Use, rate schedule which could reduce annual base rate revenues by approximately $6.7 million. Original estimates of annual base rate revenue reductions of $5 million were based on the Transmission General Service rate schedule. Effective July 25, 1994, the Hotel Casino Service tariffs were no longer offered as tariffs for electric service.

        Pursuant to a February 18, 1994 ruling supporting the investigation of the "double recovery" of capacity costs from nonutility generation projects, the BPU issued its written Order dated September 16, 1994. The Order confirms the establishment of a generic proceeding to review the utility power purchase cost recovery methodology and ordered this matter be transferred to the Office of Administrative Law for evidenciary hearings. The BPU ordered that this matter be reviewed in a two phase proceeding. The scope of the issues to be resolved during the first phase of the proceeding will include: 1) the determination of the existence, or lack of existence, of the double recovery as a result of the traditional LEC pass-through of nonutility generation capacity costs; 2) the quantification of any such double recovery found to exist for each utility for the relevant periods; and 3) a determination of an appropriate remedy or adjustment if and when such double recovery is found to occur and the periods of time over which such an adjustment would be applicable. Following the conclusion of the first phase of the proceeding, the BPU, in the second phase, will render a final decision regarding the specific findings of the Office of Administrative Law and address the broader issues relating to the appropriate prospective purchased power cost recovery methods. ACE cannot estimate the impact that the double recovery issue may have on future rates. The Ratepayer Advocate has not proposed a standard methodology for quantifying the double recovery issue.

4. During the third quarter of 1994, ACE acquired and retired
   $10.5 million principle amount of 9-1/4% First Mortgage
   Bonds due 2019. The aggregate cost of these redemptions was $409,000, net of related Federal income taxes.

        At September 30, 1994, ACE had outstanding $40.4 million of short term debt with maturities of one to four months.
        ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. The estimated aggregate fair market value at September 30, 1994 is approximately $214.1 million and $685.5 million, respectively. The estimated aggregate fair market value at September 30, 1994 of ATE's senior notes was approximately $14.7 million.

5. As of September 30, 1994 and December 31, 1993, 54,355,137
   and 53,506,786 shares of common stock were outstanding, respectively. Shares issued during 1994 were through the Dividend Reinvestment and Stock Purchase Plan and ACE employee benefit plans.

        On October 27, 1994, the Company's Board of Directors authorized the acquisition of up to 3 million shares or approximately 5.5% of its outstanding common stock. Under the plan, the Company will retire these shares. There is no schedule or specific share price target associated with the acquisition program.


6. ACE has been identified as one of a number of responsible parties at two sites which are the subject of clean-up and remediation activity. The first site involves a property in Gloucester County, New Jersey. Notwithstanding the joint and several liability imposed by law, sufficient discovery has been conducted to establish that the contribution of ACE to the clean-up and remediation activity would be in the lower tiers of financial participation. Primary responsibility will be apportioned among others, including the Federal and State agencies and private parties. This matter is pending in the Federal court. ACE is a member of a joint defense group in that proceeding.

        The second site involves a sanitary landfill in Atlantic County, New Jersey which is the subject of an Administrative Consent Order (ACO) which has been executed and delivered to the New Jersey Department of Environmental Protection (NJDEP) by ACE and at least four other identified potentially responsible parties. A remedy, which will include a soil cover of the site, has been developed and will be implemented. While ACE is subject to joint and several liability pursuant to the terms of the ACO, ACE has joined with three other parties to implement the terms of the ACO. Recovery will be pursued against those persons who were named as potentially responsible parties who do not execute and deliver the ACO and against other persons not named by the NJDEP.

        ACE's responsibility for such claims is not expected to exceed $1,000,000 in the aggregate. ACE believes that insurance coverage should be available to satisfy any amounts in excess of the self-insured limits associated with these particular claims.

7. A contract with a large industrial concern whereby ACE delivered process steam, water and by-product electricity was terminated by the concern effective June 30, 1994. The steam and electricity needs of this concern is now being provided by a nonutility cogeneration facility. ACE received approximately $4 million from this concern in 1993 for these services. In addition, ACE also received approximately $8 million from sales of energy to this concern in 1993.

        By terms of the termination agreement, the industrial concern is to make certain payments to ACE over a period of time, and ACE must also perform certain activities. As a result of this termination agreement, ACE received $4.2 million in cash proceeds and recognized again of $2.4 million net of tax in other income.

CONSOLIDATED STATEMENT OF INCOME
Thousands of Dollars
                                      Quarter Ended September 30,
                                            1994        1993
                                              (unaudited)

Operating Revenues-Electric              $272,769    $268,927
Operating Expenses:
  Energy                                   67,714      45,243
  Purchased Capacity                       30,171      29,457
  Operations                               40,346      43,731
  Maintenance                               9,158       9,365
  Depreciation and Amortization            18,351      15,840
  State Excise Taxes                       24,695      26,160
  Federal Income Taxes                     21,400      28,136
  Other Taxes                               2,613       2,574
    Total Operating Expenses              214,448     200,506
Operating Income                           58,321      68,421
Other Income:
  Allowance for Equity Funds Used During
   Construction                               975         396
  Miscellaneous Income-Net                  4,491       2,060
    Total Other Income                      5,466       2,456
Interest Charges:
  Interest on Long Term Debt               14,243      15,446
  Other Interest Expense                      645         311
    Total Interest Charges                 14,888      15,757
  Allowance for Borrowed Funds Used
   During Construction                       (780)       (357)
    Net Interest Charges                   14,108      15,400

Net Income                                 49,679      55,477
Less Preferred Dividend Requirements        4,309       4,320
Balance Available for Common Shareholder $ 45,370    $ 51,157


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Thousands of Dollars
                                       Year-to-Date September 30,
                                             1994        1993
                                               (unaudited)

Operating Revenues-Electric                $710,765    $665,161
Operating Expenses:
  Energy                                    158,581     120,589
  Purchased Capacity                         97,840      84,118
  Operations                                115,860     119,304
  Maintenance                                27,249      26,891
  Depreciation and Amortization              55,117      51,558
  State Excise Taxes                         75,786      78,120
  Federal Income Taxes                       43,394      45,240
  Other Taxes                                 8,737       8,453
    Total Operating Expenses                582,564     534,273
Operating Income                            128,201     130,888
Other Income:
  Allowance for Equity Funds Used During
   Construction                               2,697       1,592
  Miscellaneous Income-Net                    8,416       6,510
    Total Other Income                       11,113       8,102
Interest Charges:
  Interest on Long Term Debt                 42,862      44,368
  Other Interest Expense                      1,024       1,623
    Total Interest Charges                   43,886      45,991
  Allowance for Borrowed Funds Used
   During Construction                       (2,018)     (1,132)
    Net Interest Charges                     41,868      44,859

Net Income                                   97,446      94,131

Retained Earnings at Beginning of Period    256,961     246,883
                                            354,407     341,014
Dividends Declared:
  Cumulative Preferred Stock                 12,928      13,096
  Common Stock                               62,581      60,746
   Total Dividends Declared                  75,509      73,842
Capital Stock Expense                          -           (193)
Retained Earnings at End of Period         $278,898    $266,979

Earnings for Common Stock:
  Net Income                               $ 97,446    $ 94,131
  Less Preferred Dividend Requirements       12,928      13,096
Balance Available for Common Shareholder   $ 84,518    $ 81,035


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                      Quarter Ended September 30,
                                             1994       1993
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                               $  49,679  $  55,477
 Deferred Purchased Power Costs               3,880      3,489
 Deferred Energy Costs                       10,882     (7,800)
 Depreciation and Amortization               18,351     15,840
 Deferred Federal Income Taxes-Net           (6,977)     6,574
 Prepaid State Excise Taxes                  24,695     25,024
 Net Decrease in Other Working Capital       10,758     21,056
 Other-Net                                   (1,932)     1,966
 Net Cash Provided by Operating Activities  109,336    121,626

Cash Flows Of Investing Activities:
 Cash Construction Expenditures             (26,540)   (27,742)
 Leased Property                             (1,452)    (3,987)
 Nuclear Decommissioning Trust Fund
  Deposits                                   (1,606)    (1,606)
 Plant Removal Costs                         (2,082)     1,315
 Other-Net                                    5,060     (2,964)
 Net Cash Used by Investing Activities      (26,620)   (34,984)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt                  -       249,879
 Retirement and Maturity of Long Term Debt  (11,029)  (207,760)
 Decrease in Short Term Debt                (23,700)   (60,500)
 Proceeds from Capital Lease Obligations      1,452      3,987
 Dividends Declared on Preferred Stock       (4,309)    (4,320)
 Dividends Declared on Common Stock         (20,928)   (20,459)
 Other-Net                                   (1,920)      (393)
 Net Cash Used by Financing Activities      (60,434)   (39,566)

Net Increase in Cash and
 Temporary Investments                       22,282     47,076
Cash and Temporary Investments,
 beginning of period                         13,631      8,892
Cash and Temporary Investments,
 end of period                            $  35,913  $  55,968


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of Dollars

                                       Year-to-Date September 30,
                                            1994        1993
                                               (unaudited)
Cash Flows Of Operating Activities:
 Net Income                              $  97,446   $  94,131
 Deferred Purchased Power Costs             11,170      10,461
 Deferred Energy Costs                     (11,919)     (7,059)
 Depreciation and Amortization              55,117      51,558
 Deferred Federal Income Taxes              16,201      20,864
 Prepaid State Excise Taxes                (61,724)    (61,006)
 Net (Increase)Decrease in Other Working
  Capital                                  (20,202)      2,334
 Other-Net                                  (2,168)      3,952
 Net Cash Provided by Operating
  Activities                                83,921     115,235

Cash Flows Of Investing Activities:
 Cash Construction Expenditures            (79,592)    (86,031)
 Leased Property                            (3,925)     (5,000)
 Nuclear Decommissioning Trust Fund
  Deposits                                  (4,818)     (4,818)
 Plant Removal Costs                        (3,585)     (1,448)
 Other-Net                                   3,782      (5,224)
 Net Cash Used by Investing Activities     (88,138)   (102,521)

Cash Flows Of Financing Activities:
 Proceeds from Long Term Debt               22,693     460,686
 Retirement and Maturity of Long Term Debt (36,023)   (360,316)
 Increase(Decrease) in Short Term Debt      40,400     (14,600)
 Proceeds from Capital Lease Obligations     3,925       5,000
 Capital Contributions                      25,270         991
 Dividends Declared on Preferred Stock     (12,928)    (13,096)
 Dividends Declared on Common Stock        (62,581)    (60,746)
 Other-Net                                    (869)     (5,974)
 Net Cash (Used)Provided by Financing
  Activities                               (20,113)     11,945

Net (Decrease)Increase in Cash and
 Temporary Investments                     (24,330)     24,659
Cash and Temporary Investments,
 beginning of period                        60,243      31,309
Cash and Temporary Investments,
 end of period                           $  35,913   $  55,968

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars



                                       September 30, December 31,
                                          1994           1993
                                       (unaudited)
ASSETS

Electric Utility Plant:
  In Service                           $2,270,833    $2,193,656
  Less Accumulated Depreciation           713,163       668,832
    Net                                 1,557,670     1,524,824
  Construction Work in Progress           149,417       156,590
  Land Held for Future Use                  6,949         6,901
  Leased Property-Net                      38,544        45,268
    Electric Utility Plant-Net          1,752,580     1,733,583
Nonutility Property and Investments:
  Nuclear Decommissioning Trust Fund       49,750        43,163
  Other Property, Investments and Funds     1,297         1,297
    Total Nonutility Property and
     Investments                           51,047        44,460
Current Assets:
  Cash and Temporary Investments           35,913        60,243
  Accounts Receivable:
   Utility Service                         64,980        51,502
   Miscellaneous                            9,596        10,940
   Allowance for Doubtful Accounts         (3,300)       (3,000)
  Unbilled Revenues                        36,141        39,309
  Fuel (at average cost)                   25,933        14,635
  Materials and Supplies (at average cost) 28,142        28,230
  Working Funds                            14,678        14,313
  Prepaid State Excise Taxes               27,592         8,386
  Other Prepayments                         6,889         7,196
  Deferred Energy Costs                    19,099         7,180
  Deferred Income Taxes                     2,122         2,945
    Total Current Assets                  267,785       241,879
Deferred Debits:
  Unrecovered Purchased Power Costs       119,288       130,458
  Recoverable Future Federal Income Taxes  85,854        85,855
  Unrecovered State Excise Taxes           76,224        33,706
  Unamortized Debt Costs                   38,358        39,185
  Property Abandonment Costs-Net            9,633        10,325
  Other Regulatory Assets                  36,201        31,380
  Other                                    20,031        12,753
    Total Deferred Debits                 385,589       343,662

Total Assets                           $2,457,001    $2,363,584

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
Thousands of Dollars

                                      September 30, December 31,
                                          1994          1993
                                      (unaudited)
LIABILITIES AND CAPITALIZATION
Capitalization:
  Common Shareholder's Equity:
   Common Stock                       $   54,963    $   54,963
   Premium on Capital Stock              231,081       231,081
   Contributed Capital                   262,749       237,479
   Capital Stock Expense                  (2,470)       (2,470)
   Retained Earnings                     278,898       256,961
    Total Common Shareholder's Equity    825,221       778,014
  Cumulative Preferred Stock:
   Not Subject to Mandatory Redemption    40,000        40,000
   Subject to Mandatory Redemption       173,750       173,750
  Long Term Debt                         738,980       751,101
    Total Capitalization
     (excluding current portion)       1,777,951     1,742,865
Current Liabilities:
  Cumulative Preferred Stock Redemption
   Requirement                            12,250        12,250
  Capital Lease Obligations                  911           861
  Short Term Debt                         40,400          -
  Accounts Payable                        51,890        63,819
  Federal Income Taxes Payable-Affiliate  36,276        10,339
  Other Taxes Accrued                      6,768         6,873
  Interest Accrued                        15,074        22,038
  Dividends Declared                      25,236        24,910
  Other Customer Deposits                  2,952         2,890
  Other                                   15,070        21,336
    Total Current Liabilities            206,827       165,316
Deferred Credits and Other Liabilities:
  Deferred Income Taxes                  350,130       332,852
  Deferred Investment Tax Credits         52,280        54,180
  Capital Lease Obligations               37,633        44,407
  Other                                   32,180        23,964
    Total Deferred Credits and
     Other Liabilities                   472,223       455,403


Total Liabilities and Capitalization  $2,457,001    $2,363,584





              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Atlantic City Electric Company (ACE) is a wholly-owned subsidiary of Atlantic Energy, Inc. The consolidated financial statements include the accounts of the ACE and its subsidiary, which is wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements reflect all normal, recurring adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements presented. The notes to the consolidated financial statements accompanying the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with this report. Note 1 of these annual reports specifically identifies the significant accounting policies of the company. The consolidated balance sheet contained in the financial statements presented herein that is labeled December 31, 1993 was derived from the audited consolidated balance sheet presented in the 1993 Form 10-K.

2. The components of Federal Income Tax expense are as follows
   (in thousands of dollars):
                                      Quarter Ended September 30,
                                             1994     1993
                                                 (unaudited)

Current                                    $30,184  $22,050
Deferred                                    (6,977)   6,574
Total Federal Income Tax Expense            23,207   28,624
Less Amounts Included in Other Income        1,807      488
Federal Income Taxes Included
 in Operating Expenses                     $21,400  $28,136

        A reconciliation of the expected Federal income taxes compared to the reported Federal Income Tax expense computed by applying the statutory rate follows:

Tax Computed at the Statutory Rate
 of 35%                                    $25,510  $29,435
Utility Plant Basis Differences                113      106
Investment Tax Credits                        (634)    (634)
Deferred Tax Adjustments                        -      (187)
Other-Net                                   (1,782)     (96)
Total Federal Income Tax Expense           $23,207  $28,624

Effective Federal Income Tax Rate               32%      34%

                                       Year-to-Date September 30,
                                             1994     1993
                                                 (unaudited)

Current                                    $29,997  $27,074
Deferred                                    16,201   19,617
Total Federal Income Tax Expense            46,198   46,691
Less Amounts Included in Other Income        2,804    1,451
Federal Income Taxes Included
 in Operating Expenses                     $43,394  $45,240

Tax Computed at the Statutory Rate
 of 35%                                    $50,275  $49,288
Utility Plant Basis Differences              1,347    1,789
Investment Tax Credits                      (1,901)  (1,901)
Deferred Tax Adjustments                      (375)    (562)
Other-Net                                   (3,148)  (1,923)
Total Federal Income Tax Expense           $46,198  $46,691

Effective Federal Income Tax Rate               32%      33%

        Certain prior year reconcilation amounts have been reclassified to conform to the current year reporting.

3. On February 8, 1994, ACE filed a petition with the New Jersey Board of Public Utilities (BPU) requesting an increase in Levelized Energy Clause (LEC) revenues of $63 million for the period June 1, 1994 through May 31, 1995. The increase is due primarily to the costs to be incurred from the purchase of 388 megawatts of capacity and energy from two new independent power producers scheduled to begin commercial operation during the 1994/1995 LEC period. Incorporated into the requested amount is utilization of $56 million of current base rate revenue associated with a utility power purchase contract that expired on May 31, 1994, and the Southern New Jersey Economic Initiative, a voluntary rate reduction by ACE of $28 million over the LEC period designed to keep its rates competitive. On June 27, 1994, ACE filed a motion requesting an interim increase in LEC revenues in order to avoid the effects of rate compression on customers. On July 19, 1994 the BPU approved a provisional increase in annual LEC revenues of $55 million effective July 26, 1994. On September 9, 1994, the Administrative Law Judge issued its Initial Decision that recommends an increase in annual LEC revenues of approximately $54 million. On October 12, 1994, the BPU extended the time period by which it must render its decision. Presently, the BPU is expected to render its final decision with regard to the LEC increase in December 1994.

        On June 23, 1994, the BPU approved a stipulation to allow casino customers to take service under existing commercial base rate schedules. Prior to BPU approval, casino customers were served under the Hotel Casino Service (HCS) rate schedule, the highest rate for service of all the ACE's service classes. Effective July 1, 1994, all casino customers began taking service under the AGS-TOU, or Annual General Service-Time of Use, rate schedule which could reduce annual base rate revenues by approximately $6.7 million. Original estimates of annual base rate revenue reductions of $5 million were based on the Transmission General Service rate schedule. Effective July 25, 1994, the Hotel Casino Service tariffs were no longer offered as tariffs for electric service.

        Pursuant to a February 18, 1994 ruling supporting the investigation of the "double recovery" of capacity costs from nonutility generation projects, the BPU issued its written Order dated September 16, 1994. The Order confirms the establishment of a generic proceeding to review the utility power purchase cost recovery methodology and ordered this matter be transferred to the Office of Administrative Law for evidenciary hearings. The BPU ordered that this matter be reviewed in a two phase proceeding. The scope of the issues to be resolved during the first phase of the proceeding will include: 1) the determination of the existence, or lack of existence, of the double recovery as a result of the traditional LEC pass-through of nonutility generation capacity costs; 2) the quantification of any such double recovery found to exist for each utility for the relevant periods; and 3) a determination of an appropriate remedy or adjustment if and when such double recovery is found to occur and the periods of time over which such an adjustment would be applicable. Following the conclusion of the first phase of the proceeding, the BPU, in the second phase, will render a final decision regarding the specific findings of the Office of Administrative Law and address the broader issues relating to the appropriate prospective purchased power cost recovery methods. ACE cannot estimate the impact that the double recovery issue may have on future rates. The Ratepayer Advocate has not proposed a standard methodology for quantifying the double recovery issue.

4. During the third quarter of 1994 ACE acquired and retired
   $10.5 million principle amount of 9-1/4% First Mortgage
   Bonds due 2019. The aggregate cost of these redemptions was $409,000, net of related Federal income taxes.

        At September 30, 1994, ACE had outstanding $40.4 million of short term debt with maturities of one to four months. The ACE's Cumulative Preferred Stock and long term debt securities are not widely held and generally trade infrequently. The estimated aggregate fair market value at September 30, 1994 is approximately $214.1 million and $685.5 million, respectively.

5. ACE has been identified as one of a number of responsible parties at two sites which are the subject of clean-up and remediation activity. The first site involves a property in Gloucester County, New Jersey. Notwithstanding the joint and several liability imposed by law, sufficient discovery has been conducted to establish that the contribution of the Company to the clean-up and remediation activity would the in the lower tiers of financial participation. Primary responsibility will be apportioned among others, including the Federal and State agencies and private parties. This matter is pending in the Federal Court. ACE is a member of a joint defense group in that proceeding.

        The second site involves a sanitary landfill in Atlantic County, New Jersey which is the subject of an Administrative Consent Order (ACO) which has been executed and delivered to the New Jersey Department of Environmental Protection (NJDEP) by the Company and at least four other identified potentially responsible parties. A remedy, which will include a soil cover of the site, has been developed and will be implemented. While the Company is subject to joint and several liability pursuant to the terms of the ACO, the Company has joined with three other parties to implement the terms of the ACO. Recovery will be pursued against those persons who were named as potentially responsible parties who do not execute and deliver the ACO and against other persons not named by the NJDEP.
        ACE's responsibility for such claims is not expected to exceed $1,000,000 in the aggregate. ACE believes that insurance coverage should be available to satisfy any amounts in excess of the self-insured limits assoicated with these particular claims.

6. A contract with a large industrial concern whereby the Company delivered process steam, water and by-product electricity was terminated by the concern effective June 30, 1994. The steam and electricity needs of this concern is now being provided by a nonutility cogeneration facility. ACE received approximately $4 million from this concern in 1993 for these services. In addition, the Company received approximately $8 million from sales of energy to this concern in 1993.

        By terms of the termination agreement, the industrial concern is to make certain payments to the Company over a period of time, and the Company must also perform certain activities. As a result of the termination agreement, the Company received $4.2 million in cash proceeds and recognized again of $2.4 million net of tax in Other Income.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected the Company's interim financial condition and results of operations. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report to Shareholders (pages 41-49). ACE is the principal subsidiary of the Company and the following discussion focuses primarily on ACE.

LIQUIDITY AND CAPITAL RESOURCES

The Company customarily raises capital by issuance of common stock as part of its overall financial strategy to fund activities and development of its subsidiaries. In July 1994, the Company discontinued the issuance of common stock through the Dividend Reinvestment and Stock Reinvestment Plan, except for certain employee benefit plans. On October 27, 1994, the Company's Board of Directors authorized the Company to acquire up to three million shares of common stock. The Company will retire these shares but there is no schedule or specific share price targeted with this acquisition program.

During the third quarter, ACE acquired and retired, $10.5 million of 9-1/4% First Mortgage Bonds that were due in 2019.

RESULTS OF OPERATIONS

Changes in net income and earnings per share for the periods ended September 30, 1994 versus the corresponding periods of the prior year are as follows:
                                 Periods Ended September 30, 1994
                                   Quarter        Year-to-Date
           Net Income              (11.5)%           3.1%
           Earnings Per Share      (14.1)%            .6%

Year-to-date earnings have increased on the strength of improved sales of electricity and Sales for Resale in the current year when compared to the same period of 1993. Results for the quarter have decreased compared to the same period of 1993 due to lower energy sales and the adoption of the Southern New Jersey Economic Initiative which is explained below.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Utility Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                               Periods Ended September 30, 1994
                                    (Thousands of Dollars)
                                Quarter           Year-to-Date
Base Revenues                   $   195            $   (47)
Levelized Energy Clauses         12,083             17,593
Kilowatt-hour Sales              (2,579)            10,665
Unbilled Revenues                (4,286)            (1,792)
Sales for Resale                 (2,570)            18,300
Other Revenues                      982                832
   Total                        $ 3,825            $45,551

Levelized Energy Clause (LEC) Revenues for the periods increased due to rate increases in July 1994 and October 1993. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Utility Customers'. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the corresponding price per kilowatt-hour. The changes in Sales for Resale are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The year-to-date increase in Sales for Resale was the result of meeting the demands of the regional power pool due to the extreme weather conditions the first six months of 1994.

Effective July 1, 1994, the BPU permitted the casino customers to take service under existing commercial rate schedules. ACE now anticipates that this could reduce annual revenues by approximately $6.7 million from the previous estimate of $5.0 million.

Billed Sales to Ultimate Utility Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding periods of the prior year, are shown below.

                            Periods Ended September 30, 1994
                               Quarter          Year-to-Date
                                  Average             Average
Customer Class            Sales  Use  Cust    Sales  Use  Cust
Residential                (.3)%(1.5)% 1.2%     2.8%  1.6% 1.1%
Commercial                  .6  (1.4)  2.0      2.5    .4  2.1
Industrial                (7.9) (9.7)  2.0     (3.1) (3.8)  .7
 Total                    (1.0) (2.3)  1.3      1.8    .6  1.2

The decline in the current quarter's residential sales was due to cooler than normal weather in August and September. Year-to-date residential average use was higher due to more extreme winter weather conditions than last year and increased number of billing days. Commercial sales for the quarter and the year-to-date increased due mostly to growth in public sector consumption and several small casino expansions. The difference between the quarter and year-to-date sales growth was the result of the weather contrast noted above. Approximately one-half of the increase in commercial customers is due to ACE's Night Light Program. All of the quarter's industrial sales decline is due to ACE's largest customer now being served by an independent power producer unrelated to ACE.

Expenses

Total Operating Expenses for the quarter and year-to-date periods increased by 7.0% and 9.1%, respectively. Excluding depreciation and taxes, Total Operating Expenses year-to-date increased by 15.4% and 13.9% in each of the respective periods.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LECs. Changes in costs reflect the varying availability of low-cost generation from ACE-owned and purchased energy sources and in the unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LECs. Earnings generally are not affected by Energy expense because these costs are adjusted to match the associated LEC revenues. This relationship will be altered by ACE's economic initiative included in its most recent LEC filing, as discussed below. In any period, the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the consolidated balance sheet as a liability or asset as appropriate. Amounts in the balance sheet are recognized in the consolidated statement of income within Energy expense during the period in which they are subsequently recovered through the LECs. ACE was underrecovered by $19.1 million at September 30, 1994, as compared to $7.2 million at December 31, 1993.

As a result of implementing the Southern New Jersey Economic Initiative in rates, effective July 19, 1994, ACE will forego recovery of future energy costs in LEC rates of $28 million through May 31, 1995. After tax income will be reduced by approximately $18 million on an annual basis. Quarter ended and year-to-date September 1994 after tax income has been reduced by $5.0 million.

Energy expense for the quarter and year-to-date increased 49.7% and 31.5%, respectively, due to the adoption of the Southern New Jersey Economic Initiative, and the increase in the levelized energy clauses that reduced underrrecovered fuel costs. Also contributing to the increase was the higher cost of energy from nonutility sources. Purchased Capacity expense reflects contract payments for generating capacity owned by others. Purchased Capacity increased for the year-to-date period due to capacity supplied by a nonutility power producer that became operational this year.


Sources of Energy by Fuel Source for the periods ended September
30, 1994 are as follows:
                                     Quarter    Year-to-Date

Coal                                   29%           30%
Nuclear                                24            22
Interchanged and Purchased             21            25
Nonutility Purchased                   20            15
Oil and Natural Gas                     6             8
     Total                            100%          100%


Note: Energy purchased that has been specifically contracted as to source of energy is included under its respective fuel type.



The decrease in Operations Expense for the quarter ended period reflects the reorganization expenses recorded by the Company in the third quarter of 1993.

Federal Income Taxes expense decreased for the current quarter and year-to-date periods. The decrease for the quarter was due to lower taxable income in 1994 versus 1993.

The increase in Other Income for the quarter and year-to-date periods reflect a $2.4 million after tax gain as a result of the contract termination of ACE's largest industrial customer.

NONUTILITY ACTIVITIES

Operations of nonutility subsidiaries for the quarter were virtually unchanged from last year. Year-to-date September 30, 1994 and 1993 resulted in net income of $1.9 million and $2.5 million respectively. The decrease in current year results is primarily due to decreased operation of a cogeneration facility in which a subsidiary of AGI has a partnership interest.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following is management's discussion and analysis of significant factors which affected the Company's interim financial condition and results of operations. To properly assess and evaluate the Company's performance one should read, in conjunction with this report, the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter, ACE acquired and retired $10.5 million of 9-1/4% First Mortgage Bonds that were due in 2019.

RESULTS OF OPERATIONS

Net Income decreased for the quarter by 10.5% from the corresponding period of 1993 due to lower energy sales and the adoption of the Southern New Jersey Economic Initiative which is explained below. Year-to-date Net Income increased 3.5% from the prior year on the strength of improved sales of electricity and Sales for Resale in the current year when compared to the same period of 1993.

Significant factors contributing to these changes are explained below. Unless otherwise specified, changes are in terms of the current year period compared to the corresponding prior year period.

Revenues

Changes in Operating Revenues-Electric are disclosed in the
following table:
                              Periods Ended September 30, 1994
                                  (Thousands of Dollars)
                                 Quarter       Year-to-Date
Base Revenues                   $   212          $     6
Levelized Energy Clauses         12,083           17,593
Kilowatt-hour Sales              (2,579)          10,665
Unbilled Revenues                (4,286)          (1,792)
Sales for Resale                 (2,570)          18,300
Other Revenues                      982              832
   Total                        $ 3,842          $45,604

Levelized Energy Clause (LEC) Revenues for the periods increased due to rate increases in July 1994 and October 1993. Changes in Kilowatt-hour Sales are explained in the following section 'Billed Sales to Ultimate Customers'. The change in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by ultimate customers at the end of the respective periods, which are affected by weather and economic conditions and the price per kilowatt-hour in effect. The changes in Sales for Resale are a function of the Company's energy mix strategy, which in turn is dependent upon its needs for energy, the energy needs of other utilities participating in the regional power pool of which the Company is a member, and the sources and prices of energy available. The year-to-date increase in Sales for Resale was the result of meeting the demands of the regional power pool due to extreme weather conditions in the first six months of 1994.

Effective July 1, 1994, the BPU permitted the casino customers to take service under existing commercial rate schedules. The Company now anticipates that this could reduce annual revenues by approximately $6.7 million from the previous estimate of $5.0 million.

Billed Sales to Ultimate Customers

Changes in billed kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the corresponding period of the prior year, are shown below.

                             Periods Ended September 30, 1994
                                Quarter            Year-to-Date
                                   Average              Average
Customer Class             Sales   Use  Cust    Sales  Use  Cust
Residential                 (.3)% (1.5)% 1.2%     2.8%  1.6% 1.1%
Commercial                   .6   (1.4)  2.0      2.5    .4  2.1
Industrial                 (7.9)  (9.7)  2.0     (3.1) (3.8)  .7
 Total                     (1.0)  (2.3)  1.3      1.8    .6  1.2

The decline in the current quarter's residential sales was due to cooler than normal weather in August and September. Year-to-date residential average use was higher due to more extreme weather conditions than last year and increased number of billing days. Commercial sales for the quarter and the year-to-date increased due mostly to growth in public sector consumption and several small casino expansions. The difference between the quarter and year-to-date sales growth was the result of the weather contrast noted above. Approximately one-half of the increase in commercial customers is due to ACE's Night Light Program. All of the quarter's industrial sales decline is due to the loss of the Company's largest customer now being served by an independent power producer unrelated to the Company.

Expenses

Total Operating Expenses for the quarter and year-to-date periods ended September 30, 1994 increased by 7.0% and 9.0%, respectively, compared to the same periods of the prior year.
Excluding depreciation and taxes, Total Operating Expenses increased by 15.3% and 13.9% over each of the respective periods.

Energy expense reflects the amount of energy needed to meet load requirements, as well as the various fuel and purchased energy sources used and the operation of the LECs. Changes in costs reflect the varying availability of low-cost generation from Company-owned and purchased energy sources and in the unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the regional power pool. The cost of energy is recovered from customers primarily through the operation of the LECs. Earnings generally are not affected by Energy expense because these costs are adjusted to match the associated LEC revenues. This relationship will be altered by the Company's economic initiative included in its most recent LEC filing, as discussed below. In any period, the actual amount of LEC revenue recovered from customers will be greater or less than the actual amount of energy cost incurred and eligible for recovery in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the consolidated balance sheet as a liability or asset as appropriate. Amounts in the balance sheet are recognized in the consolidated statement of income within Energy expense during the period in which they are subsequently recovered through the LECs. The Company was underrecovered by $19.1 million at September 30, 1994, as compared to $7.2 million at December 31, 1993.

As a result of implementing the Southern New Jersey Economic Initiative in rates, effective July 19, 1994, the Company will forego recovery of future energy costs in LEC rates of $28 million through May 31, 1995. After tax income will be reduced by approximately $18 million on an annual basis. Quarter ended and year-to-date September 1994 after tax income has been reduced by $5.0 million.

Energy Expense for the quarter and year-to-date increased 49.7% and 31.5%, respectively, due to the adoption of the Southern New Jersey Economic Initiative, and the increase in the levelized energy clauses that reduced underrecovered fuel costs. Also contributing to the increase was the higher cost of energy from nonutility sources. Purchased Capacity expense reflects contract payments for generating capacity owned by others. Purchased Capacity increased in the year-to-date period due to capacity supplied by a nonutility power producer that became operational this year.

Sources of Energy by Fuel Source for the periods ended September
30, 1994 are as follows:

                                    Quarter    Year-to-Date

Coal                                  29%           30%
Nuclear                               24            22
Interchanged and Purchased            21            25
Nonutility Purchased                  20            15
Oil and Natural Gas                    6             8
                                     100%          100%


Note: Energy purchased that has been specifically contracted as to source of energy is included under its respective fuel type.



The decrease in Operating Expenses for the quarter ended period reflects the reorganization expenses recorded by the Company in the previous year.

Federal Income Taxes expense decreased for the current quarter and year-to-date periods. The decrease for the quarter was due to lower taxable income in 1994 versus 1993.

The increase in Other Income for the quarter and year-to-date periods reflect a $2.4 million after tax gain as a result of the contract termination of the Company's largest industrial customer.
Part II. Other Information
Item 1.  Legal Proceedings

  Certain developments have occurred in connection with matters previously reported under Part I, Item 1-Business in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for the Company and ACE; Part II, Other Information in the Quarterly Report on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994; and Part II, Item 5 in the Current Report on Form 8-K dated June 17, 1994, October 3, 1994 and October 11, 1994 for AEI and ACE. In addition, certain new information is contained herein.

Rate Matters

  ACE's rates for electric service at retail are subject to the approval of the New Jersey Board of Public Utilities (BPU), formerly referred to as the New Jersey Board of Regulatory Commissioners. Reference is made to Note 3 of the Notes to Financial Statements for AEI and ACE filed herewith for information pertaining to changes in the hotel casino tariff, the issue of double recovery of capacity costs and the pending request before the BPU for changes in Levelized Energy Clause
(LEC) revenues. Further information concerning the LEC filing follows:

  The original terms of a contract between ACE and an independent power producer recently renegotiated, required that fixed rate, long term financing be arranged during the project's construction. Interest rates on funds borrowed to finance the project averaged at about 10%.

  In an effort to reduce the cost of borrowing, interest rate swap agreements to which the project developer was a party were terminated, the cost of such termination amounting to $43 million. ACE agreed to pay $20 million of such termination costs, for which ACE received the right to make interest rate selections until the unit commenced commercial operation. To date, such interest rate selections have reduced financing costs by approximately $17 million. ACE expects that financing costs will be reduced by the full amount of the swap termination payment by the time the unit begins commercial operation.

  The terms of this contract amendment were approved by the BPU on August 12, 1993. In the provisional LEC rates approved by the BPU effective July 26, 1994 and referenced in Note 3, ACE is currently recovering this swap termination payment over a 20-year amortization period. The Initial Decision of the Administrative Law Judge supports recovery through LEC rates of the $20 million payment.

  As previously reported in the Form 10-K for the year ended
December 31, 1993, the expected savings from changes to nonutility power purchase agreements were estimated to be between $15 million and $20 million annually in the first five years of the contracts. Such estimation is net of the $20 million termination payment.

Item 5.  Other Information

  On October 14, 1994, ACE was advised that a rating agency had downgraded ACE's credit rating to "A-" from "A" for ACE's debt securities, to "BBB+" from "A-" for ACE's preferred stock and debentures and to "D-1-" for ACE's commercial paper. The agency cited intensifying competition, pricing pressures and regulatory uncertainty as reasons for its action. ACE's debt securities are currently rated "A-/A3/A-", its preferred stock is rated "BBB+/Baa1/BBB+" and its commercial paper is rated
"A-2/P2/D-1-". No assurances can be given that the current ratings of ACE's securities will be maintained or continue at their present levels. Downward revisions or changes in ratings of a company's securities could have an adverse effect on the market price of such securities and could increase the Company's cost of capital.

  On November 11, 1994, ACE announced a reorganization plan to better position itself for a competitive environment. The plan includes staff reductions of up to 350 employees or up to 20% of its workforce. Included is a voluntary separation program scheduled to take effect during the first quarter of 1995. At this time, ACE cannot estimate the amount of such reorganization expenses. However, ACE anticipates that it will be able to quantify such amount later in the fourth quarter of 1994 as the number of employees participating in the program is determined, and will reduce 1994 earnings by such amount.

  On August 17, 1994, the BPU approved ACE's Demand Side Management Resource Plan (Plan). There are 16 programs identified in the Plan which covers residential, commercial and industrial customers and all major end-users. The costs of implementing the Plan are expected to be $13.5 million over a two year period. Currently, $4.8 million is included in base rates to cover such costs. When fully implemented, ACE expects to reduce peak demand by 5.6 megawatts.

Nonutility Generation

  The Pedricktown Cogeneration Limited Partnership (PCLP) generating plant, a 116 megawatt gas-fired cogeneration facility located in Pedricktown, New Jersey, began commercial operation in March 1992. The facility supplies 10 megawatts of electricity and byproduct steam to an industrial customer and, under the terms of an existing purchased power agreement, supplies 106 megawatts of capacity and energy to ACE. Atlantic Generation, Inc., a subsidiary of the Company, is a partner in this project. On July 15, 1994, an amendment to the contract was executed. If approved, the contract amendments will result in reduced pricing and greater operating efficiencies. The terms of the contract amendment are subject to the approval of the BPU and others. BPU approval is currently scheduled for November 18, 1994.

  Under contract arrangements with Keystone Energy Services Company, LP (Keystone), ACE is scheduled to begin purchasing energy and capacity effective April 1, 1995. Construction of Keystone's 200 megawatt coal-fired cogeneration facility located in Logan Township, New Jersey was completed in September 1994. On October 21, 1994, ACE began purchasing energy from this facility.

Nonutility Subsidiaries

  Vineland Cogeneration Limited Partnership (VCLP), a special purpose limited partnership, was formed by subsidiaries of Atlantic Generation, Inc. and The Columbia Gas System, Inc.
for the development of a gas-fired cogeneration facility located in Vineland, New Jersey. VCLP, which has a power purchase agreement with the City of Vineland for the sale of 46.5 megawatts of capacity and energy for a term of 25 years, began commercial operation on June 1, 1994.

Nuclear

Peach Bottom

  ACE has been advised by PECO Energy Company (PECO) that initial examinations of Unit No. 2 at Peach Bottom Atomic Power Station for core shroud seam weld cracks were planned for the Unit's September 1994 refueling outage. During the refueling outage, Peach Bottom Unit No. 2 was examined and PECO has advised ACE that no corrective actions were determined necessary to operate Unit No. 2 for another two-year cycle.

  ACE has been advised by PECO that, by letter dated October 18, 1994, the Nuclear Regulatory Commission (NRC) has approved PECO's request to rerate the authorized maximum reactor core power levels of Peach Bottom Units No. 2 and 3 by 5% to 3,458 megawatts thermal (Mwt) from the current limits of 3,293 Mwt. The amendment of the Peach Bottom Unit No. 2 facility operating license was effective upon the date of the NRC approval letter. The amendment of the Unit No. 3 facility operating license will be effective upon completion of the implementation of associated hardware changes, which are to be completed during Unit No. 3's next refueling outage scheduled for the fall of 1995.

Salem

  As previously reported in the 1993 Form 10-K, ACE has been informed by Public Service Electric and Gas Company (PS) that on June 24, 1993, the New Jersey Department of Environmental Protection (NJDEP) issued a revised draft discharge to surface water permit that would allow Salem to continue with once-through cooling and would also require certain plant modification in addition to certain other actions to enhance the ecology of the affected water body. The final permit, with essentially the same provisions as the revised draft permit, was issued on July 20, 1994. Certain environmental groups and other entities, including the State of Delaware, have filed requests for hearings with the NJDEP challenging the final permit. The NJDEP granted the hearing requests on certain of the issues and PS has been named as a respondent along with the NJDEP in these matters which are pending in the Office of Administrative Law. PS has advised ACE that PS is implementing the final permit.

  As previously reported in ACE's Form 10-Q for the quarters ending March 31, 1994 and June 30, 1994 and in ACE's Current Reports on Form 8-K dated June 17, 1994 and October 11, 1994, PS has advised ACE that Unit 1 of the Salem Nuclear Generating Station (Salem) experienced an automatic reactor shutdown which occurred on April 7, 1994 due to excessive grass from the Delaware River clogging the station's water intake structure. Salem remained out of service while PS and the NRC investigated the event and PS implemented remedial action. Following the event, Salem was returned to service on June 4, 1994.

  On April 7, 1994, the NRC sent an augmented inspection team
(AIT) to Salem to investigate the event. The AIT presented its preliminary findings, concluding that the event had challenged the reactor coolant system pressure boundary, that operator error had occurred which complicated the event, that management had allowed equipment problems to exist which made operations difficult for plant operators, and that some equipment was degraded by the event, but overall the plant performed as designed. The AIT further concluded that operator use of emergency operating procedures was good and that investigation and trouble-shooting efforts were good. PS's investigation of the event resulted in conclusions similar to those of the AIT.
On May 9, 1994, PS and the NRC staff presented their findings to the NRC Commissioners, and PS described the actions it had taken to prepare Salem for restart.

  ACE has been advised by PS that PS has continued to address matters to improve Salem's operations identified by itself, the NRC and the Institute of Nuclear Power Operations (INPO), an independent industry group consisting of utilities, including PS, that provides self-critical analysis of nuclear operations to member utilities. Actions are being taken to improve the plant's material condition, to upgrade procedures and to enhance personnel performance, as well as other efforts to such end, including appointment of a new station manager and senior plant staff. In addition, PS, effective September 29, 1994, established its nuclear operations as a separate business unit reporting directly to the Chairman and Chief Executive Officer of PS and hired Leon R. Eliason as its Chief Nuclear Officer and President of its new Nuclear Business Unit.

  PS has advised ACE that on October 5, 1994, the NRC, as a result of the AIT inspection, as well as a follow-up inspection, issued a Notice of Violation and Proposed Imposition of Civil Penalty to PS advising that it proposed to impose an aggregate fine of $500,000 for violations relating to the April 7, 1994 event, including: the failure to identify and correct significant conditions adverse to quality at the facility related to spurious steam flow signals and inoperable atmospheric relief valves, both of which, it concluded, led to unnecessary safety injections during the event; the failure to identify and correct significant conditions adverse to quality at the facility related to providing adequate training, guidance and procedures for the operators to cope with the event; and the failure by supervisors to exercise appropriate command and control of the operations staff and the reactor during the event. In assessing its fine, the NRC advised PS that it "expects an aggressive and prompt response to this matter as neither PS nor the NRC can accept (1) such performance in the future and (2) the large number of equipment related events that have recently occurred at Salem." The NRC has stated, that after reviewing PS's response to the Notice, including PS's proposed corrective actions and the results of future inspections, it will determine whether further NRC enforcement action is necessary to ensure compliance with NRC regulatory requirements.

  ACE is further advised that PS's own assessments, as well as those by the NRC and INPO, indicate that additional efforts are required to further improve operating performance, and PS is committed to taking the necessary actions to address Salem's performance needs. PS has indicated that the proposed $500,000 fine will be paid without challenge. No assurance can be given as to what, if any, further or additional actions may be taken by the NRC or what further or additional actions may be taken by PS, or required by the NRC, to improve Salem's performance.

Item 6.  Exhibits and Reports on 8-K

Exhibits:  See Exhibit Index Attached

Reports on Form 8-K:

  A Current report on Form 8-K was filed on October 3, 1994 and containing a Statement of Computations of Ratio of Earnings to Fixed Charges for the twelve months ended June 30, 1994.

  A Current report on Form 8-K was filed October 11, 1994 relating to the events of April 7th at the Salem Nuclear
Generating Station and the subsequent penalty imposed by the Nuclear Regulatory Commission.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Atlantic Energy, Inc.
                                 Atlantic City Electric Company
                                 (Registrant)


Date:  November 14, 1994       By:  /s/ J. L. Jacobs
                                        J. L. Jacobs
                               President and Chief Executive
                               Officer of Atlantic Energy, Inc.
                               Chairman, President and Chief
                               Executive Officer of Atlantic
                               City Electric Company




Date:  November 14, 1994       By: /s/ J. G. Salomone
                                       J. G. Salomone
                               Vice President, Treasurer and
                               Secretary of Atlantic Energy,Inc.
                               Senior Vice President-Finance
                               and Administration of
                               Atlantic City Electric Company

                               EXHIBIT INDEX



4 Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric company and The Bank of New York (formerly Irving Trust Company) and Supplemental Indentures through November 1, 1993 (File No. 2-66820-Exhibit No. 2(b); File No. 1-33599, Form 10-K for year ended December 31, 1980-Exhibit No. 4(d); Form 10-Q for quarter ended June 30, 1981-Exhibit No. 4(a); Form 10-K for year ended December 31, 1983-Exhibit No. 4(d); Form 10-Q for quarter ended March 31, 1984-Exhibit No. 4(a); Form 10-Q for quarter ended June 30, 1984-Exhibit 4(a); Form 10-Q for quarter ended September 30, 1985-Exhibit 4; Form 10-Q for quarter ended March 31, 1986-Exhibit No. 4; Form 10-K for year ended December 31, 198-Exhibit No. 4(d); Form 10-Q for quarter ended September 30, 1989-Exhibit No. 4(a); Form 10-K for year ended December 31, 1990-Exhibit 4(c); File No. 33-49279-Exhibit No. 4(b); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1993-Exhibit Nos. 4(a) & 4(b); Form 10-K for year ended December 31, 1993-Exhibit No. 4c(1); File No. 1-3559, Form 10-Q for the quarter ended June 30, 1994-Exhibit No. 4(a).

4a  Indenture Supplemental dated as of October 1, 1994 to
Mortgage and Deed of Trust dated January 15, 1937 between
Atlantic City Electric Company and The Bank of New York.

12  Statement of Computations of Ratio of Earnings to Fixed
Charges for the twelve months ended September 30, 1994.

27  Financial Data Schedules for Atlantic Energy, Inc. and
Atlantic City Electric Company for periods ended September 30,
1994.