Form 10-K405
period 1997-12-31
ATLANTIC ENERGY INC; ATLANTIC CITY ELECTRIC CO
filed 1998-03-30
CIK 806393, 8192

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                               ----------------

         1-9760                  ATLANTIC ENERGY, INC.                 22-2871471
                               (A NEW JERSEY CORPORATION)
                                 6801 BLACK HORSE PIKE,
                          EGG HARBOR TOWNSHIP, NEW JERSEY 08234
                                      609-645-4500
         1-3559              ATLANTIC CITY ELECTRIC COMPANY            21-0398280
                               (A NEW JERSEY CORPORATION)
                                  6801 BLACK HORSE PIKE
                          EGG HARBOR TOWNSHIP, NEW JERSEY 08234
                                      609-645-4100
      (COMMISSION         (REGISTRANT; STATE OF INCORPORATION;      (I.R.S. EMPLOYER
        FILE NO.)            ADDRESS; AND TELEPHONE NUMBER)      IDENTIFICATION NUMBER)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                               ON WHICH REGISTERED
   -------------------                              ---------------------
   8.25% Cumulative Quarterly Income Preferred
    Securities, liquidation preference $25 per
    preferred security issued by Atlantic Capital
    I                                              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. X

  As of March 1, 1998, Atlantic Energy, Inc. had no estimated aggregate market value of voting stock held by non-affiliates. Conectiv, Inc. owns all of the 18,320,937 outstanding shares of Common Stock of Atlantic City Electric Company.

  This combined Form 10-K is filed separately by Conectiv, Inc. as successor to Atlantic Energy, Inc. and Atlantic City Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Atlantic City Electric Company makes no representation as to information relating to Atlantic Energy, Inc.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I
ITEM 1  BUSINESS..........................................................   1
  General.................................................................   1
  Merger..................................................................   1
  Competition.............................................................   2
  New Jersey Energy Master Plan...........................................   3
  Nonutility Subsidiaries.................................................   4
  Construction and Financing..............................................   6
  Rates...................................................................   7
  Demand Side Management..................................................   8
  Energy Requirements and Power Supply....................................   8
  Power Pool and Interconnection Agreements...............................   9
  Power Purchases and Sales...............................................  10
  Bulk Power Marketing....................................................  10
  Capacity Planning.......................................................  10
  Nonutility Generation...................................................  11
  Nuclear Generating Station Developments.................................  11
  Salem Station...........................................................  13
  Hope Creek Station......................................................  15
  Peach Bottom Station....................................................  15
  Fuel Supply.............................................................  16
    Oil...................................................................  16
    Coal..................................................................  16
    Gas...................................................................  17
  Nuclear Fuel............................................................  17
  Nuclear Fuel Disposal...................................................  17
  Nuclear Decommissioning.................................................  18
  Regulation..............................................................  19
  Environmental Matters...................................................  20
    General...............................................................  20
    Air...................................................................  22
    Water.................................................................  23
ITEM 2  PROPERTIES........................................................  24
ITEM 3  LEGAL PROCEEDINGS.................................................  24
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  24
                                   PART II
ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..........................................................  25
ITEM 6  SELECTED FINANCIAL DATA...........................................  26
ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................  27
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  40
ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.............................................  86
                                   PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  86
ITEM 11 EXECUTIVE COMPENSATION............................................  89

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  95
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  95
                                  PART IV
ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....  96
SIGNATURES.................................................................  97

                               GLOSSARY OF TERMS

  The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

   TERM                                       DEFINITION
   ----                                       ----------
   ACE..................... Atlantic City Electric Company
   ACO..................... Administrative Consent Order
   AEE..................... Atlantic Energy Enterprises, Inc.
   AEI..................... Atlantic Energy, Inc. or the Company
   AEII.................... Atlantic Energy International, Inc.
   AET..................... Atlantic Energy Technology, Inc.
   AFDC.................... Allowance for Funds Used During Construction
   AGI..................... Atlantic Generation Inc.
   ASP..................... Atlantic Southern Properties
   ATS..................... Atlantic Thermal Systems, Inc.
   BPU..................... New Jersey Board of Public Utilities
   BWR..................... Boiling water reactor
   CAAA.................... Clear Air Act Amendments
   CAFRA................... New Jersey Coastal Area Facility Review Act
   CCE..................... Coalition for Competitive Energy
   CCI..................... CoastalComm Inc.
   CERCLA.................. Federal Comprehensive Environmental Response,
                            Compensation and Liability Act of 1980
   CFC..................... Coalition for Fair Competition
   CON..................... Certificate of Need
   CORP.................... New Jersey Commission on Radiation Protection
   CQIPS................... 8.25% Cumulative Quarterly Income Preferred
                            Securities
   DCP..................... Deferred Compensation Plan for Employees
   Delmarva................ Delmarva Power and Light Company
   DOE..................... U. S. Department of Energy
   DP&L.................... Delmarva Power and Light Company
   DRBC.................... Delaware River Basin Commission
   DRP..................... Dividend Reinvestment and Stock Purchase Plan
   DRSP.................... Director Restricted Plan
   DSM..................... Demand Side Management
   EFNAA................... Electric Facilities Need Assessment Act
   EIP..................... Equity Incentive Plan
   EITF.................... Emerging Issue Task Force
   EMF..................... Electric and magnetic fields
   EMI..................... EMI International
   EnerTech................ EnterTech Capital Partners, L.P.
   Enerval................. Enerval, LLC
   EPA..................... Environmental Protection Agency
   EPAct................... Energy Policy Act of 1992
   ESPP.................... Employee Stock Purchase Plan
   FASB.................... Financial Accounting Standards Board
   FERC.................... Federal Energy Regulatory Commission
   GAAP.................... Generally Accepted Accounting Principles
   GE...................... General Electric Company
   GR&FT................... Gross Receipts and Franchise Tax
   Hope Creek.............. Hope Creek Nuclear Generating Plant
   HSW..................... Harrisburg Steam Works, Ltd.

   TERM                                          DEFINITION
   ----                                          ----------
   IGM..................... Interstate Gas Marketing
   IPP..................... Independent power producer
   ISO..................... Independent System Operator
   IT...................... Information Technology Department
   KW...................... Kilowatt-hours
   LEC..................... Levelized Energy Clause
   LLRW.................... Low-level radioactive waste
   LLRWPA.................. Low Level Radioactive Policy Act
   MTC..................... Market Transition Charge
   MTN..................... Medium Term Notes
   MW...................... Megawatt
   MWhrs................... Megawatt hours
   NJEDA................... New Jersey Economic Development Authority
   NJDEP................... New Jersey Department of Environmental Protection
   NJPDES.................. New Jersey Pollution Discharge Elimination System
   NOx..................... Nitrogen Oxide
   NPDES................... National pollution discharge elimination system
   NRC..................... Nuclear Regulatory Commission
   NUG..................... Nonutility generators
   NWPA.................... Nuclear Waste Policy Act
   OAL..................... Office of Administration Law
   OPEB.................... Other Post-Retirement Benefits
   OTRA.................... Off-Tariff rate agreements
   PCCA.................... Paxton Creek Cogeneration Associates
   Peach Bottom............ Peach Bottom Atomic Power Station
   PE...................... PECO Energy Company
   PJM..................... Pennsylvania-Jersey-Maryland Interconnection Assoc.
   Plan.................... New Jersey Energy Master Plan, Draft Phase II
   PP&L.................... Pennsylvania Power & Light Company
   PS...................... Public Service Electric and Gas Company
   PUHCA................... Public Utility Holding Company Act of 1935
   PURPA................... Public Utility Regulatory Policy Act
   PWR..................... Pressurized water reactor
   QF...................... Qualifying Facility
   RATI.................... Readiness Assessment Team Inspection
   RCRA.................... Federal Resource Conservation and Recovery Act of
                            1976
   RHR..................... Residual Heat Removal System
   RISC.................... Rate Intervention Steering Committee
   Salem................... Salem Nuclear Generating Station
   SALP.................... Systematic Assessment of Licensee Performance
   SARA.................... Superfund Amendments and Reauthorization Act of
                            1986
   SEC..................... Securities and Exchange Commission
   SERP.................... Supplemental Executive Retirement Plan
   SERT.................... Significant event response team
   SIP..................... State implementation plans
   SNJEI................... Southern New Jersey Economic Initiative
   SO/2/................... Sulfur Dioxide
   SOP96-1................. Statement of Position of the Accounting Standards
                            Board 96-1
                            "Environmental Remediation Liabilities"
   Spill Act............... New Jersey Spill Compensation and Control Act
   TEFA.................... Transitional Energy Facility Assessment
   Y2K..................... Year 2000 problem

                                    PART I

ITEM 1 BUSINESS

GENERAL

  Atlantic Energy, Inc. (AEI or the Company), the principal office of which is located at 6801 Black Horse Pike, Egg Harbor Township, New Jersey, 08232-4130, telephone 609-645-4500 was organized under the laws of New Jersey in August 1986. The Company is a public utility holding company as defined in the Public Utility Holding Company Act of 1935 (PUHCA), and has claimed an exemption from substantially all of the provisions of the 1935 Act. For a complete description of the Company and its subsidiaries, see Note 1 of the Notes to Consolidated Financial Statements herein.

  Principal cash inflows of the Company include the receipt of dividends from Atlantic City Electric Company (ACE) and loans outstanding from a revolving credit and term loan facility established by AEI in September 1995. As of December 31, 1997, AEI has $53.5 million outstanding under such facility. Principal cash outflows of the Company in 1997 were primarily for the payment of dividends to common shareholders.

  ACE is the principal subsidiary of the Company and is engaged in the generation, transmission, distribution, and sale of electric energy in the southern part of New Jersey. ACE's wholly owned subsidiary, Deepwater Operating Company, was merged into ACE on January 1, 1998 with no financial impact upon ACE. ACE's principal office is located at 6801 Black Horse Pike, Egg Harbor Township, New Jersey, 08232-4130, telephone 609-645-4100, and was organized under the laws of New Jersey on April 28, 1924, by merger and consolidation of several utility companies. ACE is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). At December 31, 1997, ACE had over 480,000 customers and employed 1,423 persons, of which 624 were affiliated with a national labor organization. With the exception of a municipal electric system providing electric service within the municipal boundaries of the City of Vineland, New Jersey, ACE supplies electric service to the southern one-third of the State of New Jersey. ACE is a utility whose peak load normally occurs during the summer months. Approximately 30% of 1997 revenues were recorded during the quarter ended September 30, 1997.

MERGER

  On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (Delmarva) jointly announced an agreement to merge the companies into a new company named Conectiv. Following the merger, AEI will be merged into Conectiv, which will become the parent of Delmarva and ACE as well as AEI's non-regulated subsidiaries. The purpose of the merger is to create a regional company that share a common vision of the strategic path necessary to succeed in the increasingly competitive utility and energy services marketplace.

  Following the approval of the merger by the shareholders of both companies on January 30, 1997, AEI and Delmarva filed applications with the FERC, BPU, the Delaware Public Service Commission, the Maryland Public Service Commission, the Pennsylvania Public Utilities Commission and the Virginia State Corporation Commission. On December 30, 1997, the BPU approved the merger between AEI and Delmarva. Under the terms of the approval, approximately 75 percent of the total average projected $21.12 million annual merger savings for New Jersey ratepayers, or $15.75 million, will be returned to customers, for an overall merger-related rate reduction of 1.7 percent.

  In addition to the approval given by the BPU, the merger has also been approved by the Delaware Public Service Commission, the Maryland Public Service Commission, the Virginia State Corporation Commission, the Pennsylvania Public Utilities Commission, the Nuclear Regulatory Commission
(NRC), the FERC and the Securities and Exchange Commission (SEC). Approval of the merger in each of the state commissions has resulted in the following retail base rate decreases:

                                    ANNUALIZED
                                     REVENUE
     RETAIL ELECTRIC                 DECREASE      EFFECTIVE DATE
     ---------------                ----------     --------------
     Delaware...................  $7.5 mil (1.5%)  as of Merger
     Delaware...................  $0.6 mil (0.1%)  one year after merger
     Delaware...................  $0.4 mil (0.1%)  two years after merger
     Maryland...................  $3.5 mil (1.3%)  as of merger date
     Virginia...................  $0.4 mil (1.5%)  as of merger date
     New Jersey................. $10.75 mil (1.2%) as of merger date net of PBOP increase of $5.0 million
             RETAIL GAS
             ----------
     Delaware gas...............  $0.5 mil (0.5%)  two years after merger

  In addition, Delmarva will contribute $340,000 per year to certain economic development and societal programs in Maryland for three years after the merger.

  On February 26, 1998 the SEC issued an order approving the merger of Delmarva and AEI. The Merger became effective on March 1, 1998.

COMPETITION

  Competition exists and is expected to increase for certain electric energy markets historically served exclusively by regulated utilities. In recent years, changing laws and governmental regulations permitting competition from other utilities as well as nonregulated energy suppliers have prompted some customers to use self-generation or alternative sources to meet their electric needs. The transition from strictly regulated to competitive resale and retail markets is changing the structure of the utility industry and the way in which it conducts business.

  The PUHCA imposes substantial limitations on the business activities of registered holding companies and their subsidiaries which are not imposed on other utilities or electricity suppliers. Federal legislation has been introduced in Congress to repeal PUHCA on both a stand-alone basis and as part of a more sweeping move to deregulate the industry. At this time ACE cannot predict the ultimate outcome of this matter. PUHCA reform could eliminate SEC regulation of a holding company's financing activities and limitation on business activities which do not apply to other holding companies.

  The Public Utility Regulatory Policy Act (PURPA) created a new class of generating facilities, operated by independent power producers (IPPs), and required electric utilities to purchase the excess power from each IPP. As a direct result of PURPA, ACE has long-term contracts with four such IPPs for the purchase of 579 megawatts (MWs) of capacity and energy and experienced a decline in its sales to industrial customers, three of which contracted with IPPs for their power supply. ACE has subsequently regained two such customers. By November 1997, electric utility restructuring bills in both the House and Senate were introduced that included provisions for the repeal of PURPA. In its present form PURPA is inconsistent with ongoing efforts to foster retail competition. PURPA was premised on utilities continuing to be the exclusive suppliers of electricity to all consumers within their territories. Federal action with regard to PURPA is not likely to affect ACE's four existing IPP contracts.

  The Energy Policy Act of 1992 (EPAct) represented another significant step toward deregulation of the electric utility industry. The EPAct facilitated development of the wholesale power market and increased competition between utility and non-utility generators (NUGs). The EPAct created a class of NUGs called exempt wholesale generators and gave the FERC the authority to order open access to the transmission facilities of electric utilities and the wheeling of wholesale electric power.

  In April 1996, the FERC issued Order No. 888 "Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities". The Order was designed to remove impediments to competition in the wholesale bulk power marketplace, to bring more efficient, lower cost power to electricity consumers, and provide an equitable means to transition the industry to the new environment. Under this Order, utilities that own, control or operate interstate transmission facilities are required to offer transmission services for wholesale energy transactions to others on a nondiscriminatory basis. Tariffs were established by the utilities for these services, under which a utility must also apply these tariffs to its own wholesale energy transactions. The Order also permits utilities to seek recovery of legitimate, prudent and verifiable unrecovered costs that become stranded as a result of providing open access transmission services pursuant to the Order. A utility may have been obligated to incur a cost on behalf of a customer(s) in the reasonable expectation of providing service and recovery of that cost. When the customer(s) no longer uses the utility for the service related to the cost, or there is a change in a regulator's recovery policy due to market forces concerning the cost, the cost may become stranded if the utility is precluded from recovery.

  As the electric utility industry transitions from a regulated to a competitive industry, utilities may not be able to recover certain costs which are known as "stranded" costs. Potential types of stranded costs could be (i) above-market costs associated with generation facilities or long-term power purchase agreements and (ii) regulatory assets, which are expenses deferred and expected to be recovered from customers in the future. (See Note 12 in AEI's consolidated financial statements for further information on ACE's potential stranded costs.)

  Flex-rate legislation promulgated into law in New Jersey in July 1995 allows the BPU, upon petition from any electric or gas utility, to adopt a plan of regulation other than the traditional rate base/rate of return regulation. In addition, on a case-by-case basis, the law allows utilities to petition the BPU for the right to offer customers, who meet certain conditions, off-tariff, discounted rates. The law provides for the recovery of up to 50 percent of the value of discounts in a subsequent base rate case if it can be adequately demonstrated that the discount benefits all ratepayers. Off-tariff pricing arrangements with several of ACE's customers have been arranged. Refer to "Results of Operations" in AEI's Management's Discussion and Analysis of Financial Condition and Results of Operations herein for further information regarding off-tariff rates (OTRAs).

NEW JERSEY ENERGY MASTER PLAN

  In April 1997, the BPU issued its final report containing findings and recommendations on the electric utility industry restructuring in New Jersey to the Governor and the State Legislature for their consideration. The recommendation for a phase-in of retail choice to electric consumers calls for choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The report required each electric utility in New Jersey to file complete restructuring plans, stranded cost filings and unbundled rate filings by July 15, 1997. The report would allow utilities the opportunity to recover stranded costs on a case-by-case basis, with no guarantee of 100 percent recovery of eligible stranded costs.

  Transmission service would be provided by an Independent System Operator
(ISO), which would be responsible for maintaining the reliability of the regional power grid. The ISO would be regulated by the FERC. The utility would continue to pass through the cost of transmission to customers in its regulated rates. The report also calls for further review of metering and billing in order to make recommendations related to introduction of competition into the customer services area.

  The report suggests that the BPU is committed to assuring that a fully competitive marketplace exists prior to the ending of its economic regulation of power supply. At a minimum, utility generating assets and functions must be functionally separated and operate at arms-length from the transmission, distribution and customer service functions of the electric utility. The BPU reserves final judgment on the issue of requiring divestiture of utility generating assets until detailed analyses of the potential for market power abuses by utilities have been performed. In addition, the BPU believes that it is necessary to have a fully independent and operating ISO prior to the implementation of customer choice.

  ACE filed its response to the BPU on July 15, 1997. ACE's restructuring plan met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged a market-based electricity price beginning October 1, 1998. The restructuring plan included a two-phased approach to future rate reductions.

  In an October 31, 1997 letter to the BPU, ACE added specificity to the framework set out in the restructuring plan with regard to steps ACE anticipated taking to meet the BPU's rate reduction and restructuring goals. First, specific, definable cost reductions of approximately 4% after 1998 were outlined. Further, ACE offered that an appropriate resolution of the merger proceedings will allow ACE to reduce its rates, due to the merger, approximately 1.25% upon consummation of the change in control. In addition, ACE's current estimate showed that, through the use of securitized debt for the full amount of stranded costs associated with its own generation assets, a further rate decrease of up to 2% was possible based on appropriate legislation and orders of the BPU with respect to securitization. Finally, ACE estimates that the results of good-faith negotiations with the nonutility generators (NUGs) could provide a reduction of up to an additional 1.75%. In summary, ACE outlined a total rate reduction of 9% by the end of the transition.

  On January 28, 1998, the BPU issued its order establishing the procedural schedule regarding the restructuring plan. Under that order, hearings in the restructuring plan are to be completed by mid-May 1998. It is anticipated that the BPU will issue its final order during the summer of 1998.

  ACE's filing supports full recovery of stranded costs, which ACE believes is necessary to move to a competitive environment. On February 5, 1998 the Company filed rebuttal testimony that updated its stranded cost estimate for the effects of tax law changes in the State of New Jersey and modified certain assumptions made in its estimates. The total stranded cost estimate in the filing is approximately $1.2 billion with $812 million attributable to the NUG contracts and $397 million related to wholly- and jointly-owned generation investments. Arguments on the issue of stranded costs have been heard by the Office of Administrative Law (OAL) during February 1998. The OAL is expected to render a decision in May 1998.

  If ACE's estimated amount of stranded costs are not fully recovered, ACE may be required to recognize certain amounts as unrecoverable. As such, ACE may be required to write-down asset values and such write-downs could be material. The effect of competition on the Company's equity from reductions in profit margins or extraordinary charges against income would reduce the amount of common equity in the capital structure and could result in lowered credit ratings on existing debt securities and higher corresponding financing costs. To the extent that additional equity capital is required, issuances of common stock may be necessary. To the extent that additional equity capital is required, the effect would be dilutive on reported earnings per share, the amount of which ACE cannot presently determine.

  Other proposed regulatory and accounting changes have been suggested relating to matters at the state and Federal level which could have operating and financial implications for ACE. (See "Regulation" and "Environmental Controls" herein for additional information and Note 12 of the accompanying Notes to Financial Statements herein.)

NONUTILITY SUBSIDIARIES

 Atlantic Energy Enterprises, Inc.

  In January 1995, the Company formed a subsidiary, Atlantic Energy Enterprises, Inc. (AEE), a holding company, to which ownership of the existing nonutility businesses was transferred. Information regarding the principal assets and the results of operation of each of these subsidiaries can be found in Note 7 of AEI's Consolidated Financial Statements.

  It is anticipated that following the Company's merger with Conectiv, Inc., several of the Company's non-regulated entities will be consolidated into related Delmarva non-regulated entities. As such, the amount of capital invested in these subsidiaries will be affected, to a large degree upon the strategic business plans of Conectiv, by the rate of development of the respective businesses, by the business opportunities which may exist and by the opportunities for external financings by such subsidiaries.

 Atlantic Thermal Systems, Inc. (ATS)

  AEE's wholly-owned subsidiary, ATS, commenced operations in 1994 and is engaged in the development, operation and maintenance of thermal heating and cooling systems for large use commercial and industrial customers. ATS' strategy is to develop energy centers using one central facility to host multiple commercial and industrial customers in a concentrated geographic area. Through a special purpose limited partnership, ATS currently provides heating and cooling service to several commercial customers located in Atlantic City under long-term requirements contracts. Construction is substantially complete on the Midtown Energy Center, an $85 million district heating and cooling production plant and distribution piping system, serving a number of casino/hotel and other large use customers located in the Midtown region of Atlantic City.

  In April 1995, ATS filed a petition with the BPU for an Order declaring that ATS is not a public utility subject to the BPU's jurisdiction by reason of its business activities in Atlantic City. It is ATS' position that its service to a limited number of large use energy consumers does not invoke the requisite public interest that is a prerequisite to public utility classification. The petition is still pending final resolution.

  ATS is actively pursuing potential business opportunities throughout the United States. Depending on the degree of success that ATS will have in bringing these projects to completion, ATS anticipates the potential of an additional capital investment of $200 million over the next five years.

 Atlantic Generation, Inc. (AGI)

  At December 31, 1997, AGI's activities were represented by partnership interests in two cogeneration power projects:

                PROJECT               FUEL    CAPACITY      COMMERCIAL OWNERSHIP
                LOCATION              TYPE  MEGAWATT (MW)   OPERATION  INTEREST
                --------              ----  -------------   ---------- ---------
   Pedricktown, New Jersey........... gas        116           1992       50%
   Vineland, New Jersey.............. gas         46.5         1994       50%
   Binghamton, New York.............. gas  (decommissioned)    1992       33%

  Subsidiaries of Tristar Ventures Corporation, a subsidiary of The Columbia Gas System, Inc. have partnership interests in the Pedricktown and Vineland projects. In addition to Tristar Ventures Corporation, Stone & Webster Development Corporation has a one-third partnership interest in the Binghamton project. In December 1996, the Boards of AEE and AEI authorized the restructuring of Binghamton which became effective in January 1997. Under the restructuring, the power purchase agreement with New York State Gas & Electric was sold to a third party and the project debt was retired. The facility was then decommissioned. As a result of the restructuring, AGI recorded a loss in 1996 from the sale of the Binghamton facility of $1.6 million, net-of-tax.

  The Pedricktown facility is hosted by a chemical manufacturer, currently a retail customer of ACE, and provides 116 MW of generating capacity to ACE. The Vineland facility is hosted by a food processor and provides 46.5 MW of capacity and related energy to the City of Vineland under a 25 year contract.

 ATE Investment, Inc. (ATE)

  ATE provides financing to affiliates and manages a portfolio of $80.4 million in investments in leveraged leases of three commercial aircraft and two containerships. In August 1996, ATE joined with Safeguard

Scientifics, Inc., an unaffiliated company, to create EnerTech Capital Partners, L.P., (EnerTech) an equity limited partnership to make, manage, own and supervise private equity investments in early-to-late stage energy-related growth companies. At December 31, 1997, EnerTech had invested $11.6 million in eight such companies. ATE anticipates additional capital investment of $31.6 million over the next five years.

 Enerval, LLC

  In 1995, AEE and EMI International (EMI), formerly known as Cenerprise, a subsidiary of Northern States Power, established Enerval, LLC (Enerval), formerly known as Atlantic CNRG Services, LLC. AEE and EMI each own 50 percent of Enerval. Enerval provides energy management services, including natural gas procurement, transportation and marketing. Enerval has certain gas transportation agreements, which include obligations for the transportation of specified volumes of gas, or to make payments in lieu thereof. At December 31, 1997, Enerval was committed to approximately $3.4 million in such obligations under generally short-term contracts.

 CoastalComm, Inc.

  CoastalComm, Inc. (CCI) operations consist of service agreement contracts whereby CCI provides real estate and siting services to help facilitate wireless network development and the development of local loop fiber optic networks.

 Atlantic Southern Properties, Inc.

  The primary business of Atlantic Southern Properties, Inc. (ASP) is owning, developing and managing commercial real estate property. ASP owns a 275,000 square foot office and warehouse facility in Mays Landing, New Jersey which is occupied by AEE, ACE and third parties. In October 1997, ASP acquired a 34,000 square foot office building in Atlantic City, New Jersey which is planned to be used for office space by the Company.

  For further information regarding AEI's nonutility subsidiaries, refer to
Note 7 of the Notes to Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operation herein.

CONSTRUCTION AND FINANCING

  ACE maintains a continuous construction program, principally for electric generation, transmission and distribution facilities. The construction program, including the estimates of construction expenditures, as well as the timing of construction additions, undergoes continuous review. ACE's construction expenditures will depend upon factors such as long-term load, customer growth, the effects of competition and retail wheeling, general economic conditions, the ability of ACE to raise the necessary capital, regulatory and environmental requirements, the availability of capacity and energy from utility and nonutility sources and the Company's return on such investments. Although deferrals in construction timing may result in near-term expenditure reductions, changes in capacity plans and general inflationary price trends could increase ultimate construction costs. Reference is made to "Energy Requirements and Power Supply" herein for information with respect to ACE's estimates of future load growth and capacity plans. The table below presents ACE's estimated cash construction costs for utility plant for the years 1998 through 2000:

                                                1998    1999    2000    TOTAL
                                                ----    ----    ----    -----
                                                            (000)
Nuclear Generating............................ $ 5,163 $ 4,802 $ 2,489 $ 12,454
Fossil Steam Generating.......................   7,615   8,678   8,738   25,031
Transmission and Distribution.................  40,123  48,985  53,538  142,646
General Plant.................................  14,071  10,365   3,481   27,917
Combustion Turbine............................     604   6,384   5,500   12,488
                                               ------- ------- ------- --------
Total Cash Construction Costs................. $67,576 $79,214 $73,746 $220,536
                                               ======= ======= ======= ========

  For additional information regarding construction of a district heating and cooling facility in Atlantic City, New Jersey refer to "Nonutility Subsidiaries" herein.

  ACE's debt securities are currently rated "A-/A3" by two major rating agencies. Its preferred stock is rated "BBB+/baa1" and its commercial paper is rated "P2."

  No assurances can be given that the ratings of ACE's securities will be maintained or continue at their present levels, or be withdrawn if such credit rating agency should, in its opinion, take such action. Downward revisions or changes in ratings of a company's securities could have an adverse effect on the market price of such securities and could increase a company's cost of capital.

RATES

  ACE's rates for retail electric service are subject to the approval of the BPU. For information concerning changes in base rates and the levelized energy clause (LEC) for the years 1995 through 1997 and certain other proceedings relating to rates, see "Purchased Power" herein and Note 3 of the Notes to Consolidated Financial Statements.

  A performance standard for ACE's five jointly-owned nuclear units was adopted in 1987 by the BPU, with certain aspects of the performance standards revised, effective January 1, 1990. Under the standard, the composite target capacity factor for such units is 70%, based upon the maximum dependable capacity of the units. The zone of reasonable performance (deadband) is between 65% and 75%. Penalties or rewards are based on graduated percentages of estimated costs of replacement power. Such amount is calculated monthly, utilizing the average PJM monthly billing rate as the cost basis for replacement power, to the boundaries of the deadband, with penalties calculated incrementally in steps. Any penalties incurred are not permitted to be recovered from customers and are required to be charged against income. Adjustments to rates based on the nuclear unit performance standard is done through ACE's annually adjusted LEC.

  The 1997 composite capacity factor for Peach Bottom and Hope Creek was 84.1%. Salem Unit 2 returned to service on August 30, 1997 and ended 1997 with a cycle capacity factor of approximately 80%. Salem Unit 1 has been out of service since May 16, 1995 and is currently expected to return to service in the second quarter of 1998. Based on an agreement among ACE, Division of Ratepayer Advocate and the Staff of the BPU, the 1997 performance of the Salem units was not to be included in the calculation of the composite capacity factor for the purpose of assessing a penalty. In addition, no penalty would be imposed on ACE for the years 1995 and 1996 as part of such agreement.

  On February 27, 1997, the Coalition for Competitive Energy (CCE) and the Coalition for Fair Competition (CFC) filed an appeal in the Superior Court of New Jersey, Appellate Division based on the BPU's Summary Decision and Order dated December 31, 1996 approving settlements regarding the rate treatment of the Salem Nuclear Generating Station. The appeal alleges, among other things, that the BPU's use of a Summary Order was illegal under the Administrative Procedure Act. On March 12, 1997, ACE filed with the Superior Court of New Jersey, Appellate Division, information statements in response to the appeal filed by the CCE and CFC. On August 1, 1997, both the CCE and CFC withdrew their respective appeals regarding this matter from the Superior Court, Appellate Division. Subsequently, on August 5, 1997, an Order dismissing the appeal was provided by the Superior Court of New Jersey, Appellate Division.

  On April 11, 1997, the Rate Intervention Steering Committee (RISC) submitted its brief on its appeal to the Superior Court of New Jersey in response to the BPU's Decision and Order dated April 24, 1996 on ACE's 1995 LEC Petition. In its brief, RISC argues that the BPU did not follow the rules of the FERC as required by the PURPA in its approval of the NUG contracts. Also, RISC argues, the stipulation approving the methodology by which the NUG contracts are priced was approved by the BPU without public notice or opportunity for public hearings. RISC argues that the BPU should order a hearing to reconsider the contracts, recalculate the contract prices and give the public the opportunity to participate in the hearings. RISC further argues that ACE's customers should not pay for the above current market costs of these NUG contracts and that ACE should not be permitted to recover costs relating to the maintenance of excess capacity. RISC has calculated the above market cost of the NUG contracts to be $132.574 million and the excess capacity costs to be $11.169 million. Thus RISC is recommending that ACE's rates be reduced by $143.743 million. On July 14, 1997 ACE submitted its reply brief in the RISC appeal to the Appellate Division of the Superior Court of New Jersey. It is the position of ACE, that in this LEC proceeding, the BPU made proper findings with regard to the level of allowable expenses for fuel and purchased power. ACE argues that the recoverability of payments made to Qualifying Facilities
(QFs) was already established in previous, final BPU determinations. Such determinations were made in accordance with the PURPA and the rules and regulations promulgated by the FERC. As such, it is the position of ACE that the BPU properly addressed the arguments raised by RISC and properly rejected the attempt by RISC to have the BPU disallow QF expenses in this regard. At this time, RISC has not submitted a reply to the ACE's brief and ACE cannot predict the outcome of this matter.

  On August 1, 1997 ACE filed a request for $6.8 million increase in annual base revenues for the recovery of other post-retirement benefits (OPEB) expenses. In October 1997, ACE amended its filing to request an increase in annual base rate revenues of $8.4 million for the recovery of OPEB expenses. The amended amount was the result of changes to the 1997 Gross Receipts and Franchise Tax (GR&FT) legislation. (See Note 2 of the Notes to the Consolidating Financial Statements for further information on the GR&FT.)

  At its December 30, 1997 agenda meeting, the BPU approved a rate increase of $5.025 million effective January 1, 1998 for the recovery of OPEB expenses. Also, in a related action the BPU approved the request for a change of ownership and found that an annual rate decrease of $15.750 should be provided to ACE's customers effective with the closing of the merger. The BPU then ordered, effective January 1, 1998, a premerger credit of $5.025 million from the annual merger savings to offset the increase required for the recovery of OPEB rates. (For more information regarding ACE's LEC filings see Note 3 of the Notes of the Consolidating financial statements.)

DEMAND SIDE MANAGEMENT

  ACE submitted its second Demand Side Management (DSM) Plan for the period from September 1997 through August 1998 in April 1997. The DSM Plan includes programs which address energy conservation needs of the residential, commercial and industrial markets but are not intended to promote new uses of electricity. Motions were filed on behalf of interveners who were granted full intervenor status by the BPU on July 30, 1997. During the course of the DSM proceedings, the Ratepayer Advocate alleged that ACE has been recovering more in rates for DSM purposes than it is spending. The interveners, the BPU (the Parties) and ACE have come to an agreement on the terms of the Plan except with regard to the overrecovery issue. On March 10, 1998 ACE filed a reconciliation of the DSM programs with the BPU, pursuant with N.J.A.C. 14:12 (Docket No. EE97050334). The purpose of this filing was to detail the level of DSM expenditures for the period calendar years 1994 through 1997. It is ACE's position that the level of DSM expenditures cannot be viewed in isolation, but must be considered in light of both the overall history of DSM expenditures under current rates, as well as ACE's overall revenue requirement needs in a rate proceeding. As of the date of this filing responses from the Parties have not yet been received. Upon their receipt the matter will then be submitted to the BPU for review. At this time ACE is unable to determine the probable outcome of this matter.

ENERGY REQUIREMENTS AND POWER SUPPLY

  ACE's 1997 kilowatt-hour sales decreased by approximately 0.6% over 1996 sales. Residential sales declined 3.7%; commercial sales grew 1.3%; and, industrial sales grew 3.2%. The 1997 Utility System Peak demand of 2,064 MWs occurred on August 16, 1997 and was 1.1% above the previous peak demand recorded on July 10, 1995 of 2,042 MWs.

  For the five year period beginning in 1998, ACE's estimate of projected compound annual sales growth is 3.9%, and peak load growth (weather adjusted) is 2.8%. Sales growth for the five year forecast period reflects the on-going and anticipated expansion of the Atlantic City casino-hotel and entertainment industries and the associated spin-off effects of stronger labor and housing markets in the region. ACE's energy sales forecast quantifies the expected consumption in ACE's traditional franchise area and does not reflect any potential developments regarding open retail access to competitive energy markets. ACE's forecast is adjusted for the effects of demand-side management programs, customer-initiated energy efficiency improvements and customers taking service under off-tariff rates.

  ACE has generally been able to provide for the growth of energy requirements through the capacity purchases from other utilities and nonutilities, joint ownership in larger units and construction of additional generating capacity. ACE's net summer installed capacity, at December 31, 1997, consisted of the following:

                                                          YEAR(S)      NET
   STATION AND                                PRIMARY     UNIT(S)   CAPABILITY
     LOCATION                                  FUELS     INSTALLED     (MW)
   -----------                                -------    ---------  ----------
   Deepwater Salem Co., N.J...............  Oil/Coal/Gas 1930/          54.0
                                                         1954-1958     166.0
   B.L. England Cape May Co., N.J.........  Coal/Oil     1962-1964/    284.0
                                                         1974          155.0
   Keystone Indiana Co., PA...............  Coal         1967-1968      42.0(1)
   Conemaugh Indiana Co., PA..............  Coal         1970-1971      65.0(1)
   Peach Bottom York Co., PA..............  Nuclear      1974          164.0(1)
   Salem Salem Co., N.J...................  Nuclear      1977-1981     164.0(1)
   Hope Creek Salem Co., N.J..............  Nuclear      1987           52.0(1)
   Combustion Turbine Units (various loca-
    tions)................................  Oil/Gas      1967-1991     524.0
   Diesel Units...........................  Oil          1961-1970       8.7
   Firm Capacity Purchases and Sales --
     Net..................................                             737.0(2)
                                                                     -------
     Total Generating Capability..........                           2,415.7
                                                                     =======

--------
NOTES
(1) ACE's share of jointly-owned stations. (See Note 6 of AEI's Notes to Consolidated Financial Statements.)
(2) Primarily consists of 125 MW from thirteen coal-fired units of PP&L and 612 MW from four nonutility suppliers.

  Certain of ACE's units at the Deepwater and B. L. England Stations and certain combustion turbine units have the capability of using more than one primary fuel type. In such instances, the use of a particular fuel type depends upon relative cost, availability and applicable environmental regulations and requirements. (See Note 6 of the Notes to Financial Statements for additional information regarding capital and operating expenses of ACE's jointly-owned nuclear facilities.)

POWER POOL AND INTERCONNECTION AGREEMENTS

  ACE is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM), an integrated power pool which coordinates the bulk power supply of eight electric utility companies in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia, and is interconnected with other major utilities in the northeastern United States. The member utilities coordinate generation/supply planning and own and control the bulk power transmission system in the region. As a member of PJM, ACE is required to plan for reserve capacity based on estimated aggregate PJM requirements allocated to member companies. ACE periodically files its capacity addition plans with PJM which are intended to meet forecast capacity and reserve obligations. ACE is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for coordinated planning of generation and transmission facilities by the companies included in PJM. Further coordination of short-term power supply planning is provided by inter-area agreements with adjacent power pools. PJM currently operates on the basis of reliability of service and operating economy whereby generating units are subject to central dispatch, from order of lowest operating cost to highest cost.

  In July 1996, ACE, together with other regional Mid-Atlantic utilities, filed with the FERC, a restructuring plan designed to meet the FERC requirements of Order 888 to functionally unbundle transmission services and to establish a new wholesale energy market. The plan proposed to 1) create an independent system operator, a nonprofit corporation with an independent board of directors, to manage the PJM Power Pool's energy market and transmission operation; 2) establish a spot-energy market open to any buyer or seller and provide utilities, nonutility power generators and wholesale energy brokers comparable pool-wide transmission service; 3) provide for bilateral energy arrangements, and 4) allow load-serving entities within the PJM control area to share generating capacity reserves and provide mutual assistance during emergencies.

  On February 28, 1997, FERC issued an order approving the implementation of the restructuring proposed by the majority of the PJM companies, on an interim basis, with minor exceptions. The "interim market" was initiated on April 1, 1997 without formal ISO recognition or locational pricing. Subsequent to a technical conference and meeting with the PJM stakeholders, another proposal was submitted to the FERC on June 2, 1997 requesting ISO status for the PJM office of the Interconnection, and further defining the request for locational pricing for transmission congestion management. On November 25, 1997 the FERC approved the proposal with minor revisions. The majority of the new changes were put in place on January 1, 1998. Minor changes to the tariff and the congestion pricing plan were deferred until April 1, 1998. The transmission and energy agreements and markets are operating as predicted.

POWER PURCHASES AND SALES

  ACE is currently purchasing 125 MW of capacity and energy from PP&L coal-fired sources. By a letter dated March 16, 1995, the Company notified PP&L that this capacity and energy sales agreement will be terminated effective March 1998. To replace the PP&L arrangement, the Company has signed a letter of intent with PECO Energy (PE) for the purchase of 125 MWs of capacity and energy for the period beginning March 16, 1998 through May 31, 2000. A second agreement with PE, subject to the approval of the BPU, arranges for the purchase of 175 MWs of capacity and energy beginning in June 1999 through May 2009. ACE also has agreements with certain other electric utilities for the purchase of short-term generating capacity, energy and transmission capacity on an as-needed basis, which are utilized to the extent they are economic and available.

BULK POWER MARKETING

  As a result of the developing wholesale bulk power market, in 1996, ACE applied to, and was approved by, the FERC to trade wholesale electric power in the United States. In the course of this business, ACE enters into commitments to buy and sell power. At January 31, 1998, ACE has conducted approximately
1.1 million MWhrs of energy transactions to unaffiliated companies for 1998. As of January 31, 1998, ACE has unhedged outstanding agreements to sell 88,000 MWhrs of energy to unaffiliated companies. These sales result in commitments of approximately $2.48 million through 1998. The duration of each of these contracts does not exceed one month.

CAPACITY PLANNING

  The Electric Facilities Need Assessment Act (EFNAA) requires public utilities in the State of New Jersey to obtain a Certificate of Need (CON) prior to constructing (1) any electric power generating unit or combination of units at a single site with a combined capacity of 100 MW or more or (2) any electric generating units added to an existing generating facility which will increase its installed capacity by 25% or by more than 100 MW, whichever is smaller. In addition, New Jersey utilities are required to comply with a stipulation of settlement approved by the BPU in July 1988 the purpose of which is to procure future capacity and energy from qualified cogeneration and small power production facilities through an annual competitive bidding process, based on a long-term capacity plan. The amount to be bid upon is subject to BPU review and will be based upon such factors as a utility's five year projected capacity needs and its current generating capacity, service life extension plans for existing units, new construction, power purchases and commitments from other utilities and nonutility sources.

  The stipulation of settlement referred to above was due to expire on September 15, 1993. Similarly, the CON was set to expire on January 30, 1994. Since no processes were in place to replace the CON, the New Jersey Department of Environmental Protection (NJDEP) readopted the legislation and extended it through January 28, 1999. The most recent ACE filing indicated that ACE did not require additional capacity until 2000 when the need would be met with combined cycle units and/or power purchases.

  The ongoing outage of the Salem Unit 1 has required ACE to secure additional capacity, sufficient to meet PJM reserve requirements. Assuming the return of the unit in 1998, ACE's installed capacity and capacity purchase arrangements for 1998-1999 are expected to be sufficient to supply its share of PJM reserve requirements during that period. On an operational basis, ACE expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with forced outages of equipment, ACE could find it necessary at times to reduce or curtail load in order to safeguard the continued operation of its system.

  ACE's Capacity Planning will depend upon factors such as long-term load, customer growth, the effects of competition and retail wheeling and the issues of basic generation service and Demand Side Management Programs, and the BPU's findings and recommendations on restructuring the electric power industry in New Jersey.

NONUTILITY GENERATION

  Additional sources of capacity for use by ACE are made available by NUG sources, principally cogenerators. ACE currently has four, BPU-approved power purchase agreements for the purchase of capacity and energy from NUG sources under the standard offer methodology developed and approved by the BPU in August 1987 and as previously discussed.

                                                      MW          DATE OF
   PROJECT LOCATION                     FUEL TYPE  PROVIDED COMMERCIAL OPERATION
   ----------------                     ---------  -------- --------------------
   Chester, Pennsylvania.............. solid waste    75       September 1991
   Pedricktown, New Jersey............ gas           116       March 1992
   Carney's Point, New Jersey......... coal          188       March 1994
   Logan Township, New Jersey......... coal          200       September 1994
                                                     ---
     Total............................               579
                                                     ===

  Amendments to the agreements between ACE and the sponsors of the Logan and Pedricktown facilities have restructured ACE's payment for capacity and energy reducing the energy component of such payments. The amendment to the agreement between ACE and the sponsors of the Pedricktown facility, which includes an affiliate of ACE, also increased the available capacity of the facility from 106 MW to 116 MW and returned the project's thermal host to ACE as a retail customer effective November 1995.

NUCLEAR GENERATING STATION DEVELOPMENTS

  ACE is a joint owner of the Hope Creek and Salem Nuclear Generating Stations, to the extent of 5% and 7.41%, respectively.

  The Hope Creek Unit and Salem Units 1 and 2 are located adjacent to each other in Salem County, New Jersey and are operated by Public Service Electric & Gas (PS).

  ACE is also a joint owner of 7.51% of Peach Bottom Atomic Power Station Units 2 and 3, which are located in York County, Pennsylvania and are operated by PECO Energy (PE). (See Note 6 of AEI's Notes to Consolidated Financial Statements for additional information relating to the Company's investment in jointly-owned generating stations.)

  In 1997, nuclear generation provided 18% of ACE's total energy output. The approximate capacity factors (based on maximum dependable capacity ratings) for ACE's jointly-owned units for 1996 and 1997 were as follows:

     UNIT                                                            1997  1996
     ----                                                            ----  ----
     Salem Unit 1...................................................  0.0%  0.0%
     Salem Unit 2................................................... 25.5%  0.0%
     Peach Bottom Unit 2............................................ 98.6% 79.8%
     Peach Bottom Unit 3............................................ 78.0% 98.2%
     Hope Creek..................................................... 52.4% 74.6%

See "Salem Station" below for additional information on operating performance at Salem.

  ACE has been advised that the Nuclear Regulatory Commission (NRC) has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment at the Peach Bottom Station may not provide the necessary level of fire protection and has requested licensees to describe short- and long-term measures being taken to address this concern. ACE has been advised that PE has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that PE's interim actions were acceptable. PE has advised ACE that PE has been in contact with the NRC regarding PE's long-term measures to address Thermo-Lag fire barrier issues. In 1995, PE completed its engineering re-analysis for Peach Bottom. The re-analysis identified proposed modifications to be performed over the next several years in order to implement the long-term measures addressing the concern over Thermo-Lag use. ACE has been advised that PE plans to complete all necessary corrective actions by the end of the 1999 Unit 3 refueling outage.

  As previously reported on Form 10-K for 1996, in 1990 General Electric (GE) reported that crack indications were discovered near the seam welds in the core shroud assembly in a GE boiling water reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. PS, the operator of the Hope Creek, is participating in the GE BWR Owners Group to evaluate this issue and develop long-term corrective action. During its 1994 refueling outage, PS inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Hope Creek was initially placed in the lowest susceptibility category under these guidelines. ACE has been advised that due to Hope Creek's operating time, it now falls into the intermediate susceptibility category. PS also advised ACE that another inspection was performed by PS during Hope Creek's latest refueling outage in September 1997. The inspection disclosed no indications of cracking in the accessible areas of the four welds examined.

  PE has advised ACE that Peach Bottom Unit 2 was reinspected during its 1996 refueling outage. While additional minor flaw indications were discovered, neither repair nor modification to the core shroud was necessary prior to restarting the reactor. PE has also advised that examinations of the Peach Bottom Unit 3 core shroud was not required during its 1997 refueling outage and that an examination will be performed during its next refueling outage in 1999.

  In a separate matter, PS has advised that as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options and required that actions be completed by the end of the units first refueling outage after January 1997. Alternative resolutions options will be subject to NRC approval. PS has advised ACE that PS has installed a portion of the required large capacity passive strainers at Hope Creek during Hope Creek's latest refueling outage. On October 31, 1997, the NRC permitted PS to defer installation of the remaining strainers until the next refueling outage, currently scheduled for February 1999. PE has advised ACE that large capacity passive strainers were installed in Peach Bottom Unit 3 during its October 1997 refueling outage and that it is preparing to install new strainers in Peach Bottom Unit 2 during its October 1998 refueling outage. ACE, PE or PS cannot predict what actions, if any, the NRC may take in this matter.

  PS and PE have advised ACE that in October 1996, PS & PE, along with other nuclear plant owners, received a request for information regarding the adequacy and availability of each plant's design bases data. The NRC is requiring that information be submitted under oath and affirmation to provide it added confidence and assurance that all nuclear units are operated and maintained within the design bases of the facilities and that any deviations have been or will be reconciled in a timely manner. PS advised ACE that PS responded to the NRC's request on February 11, 1997 with a detailed description of ongoing activities and new initiatives to ensure that Salem and Hope Creek are operated and maintained within their design bases. PE provided a similar response to the NRC on February 4, 1997 concerning Peach Bottom. Since the information which was submitted will be used by the NRC to determine follow-up inspection activity or potential enforcement actions, neither ACE, PE, nor PS, can predict at this time what impact the NRC's request will have.

  PS and PE have advised ACE that On January 29, 1998, the NRC proposed to issue a generic letter which would require all nuclear plant operators to provide the agency with information concerning their programs, planned or implemented, to address Year 2000 computer and systems issues at their facilities. In particular, operators would be asked to provide confirmation of implementation of their programs and certification that their facilities are Year 2000 ready and in compliance with the terms and conditions of their licenses and NRC regulations. Licensees would be required to submit a written response indicating the status of their Year 2000 readiness program including scope, assessment process and plans for corrective action. Further, upon completion of their Year 2000 readiness program and no later than July 1, 1999, licensees would be required to confirm to the NRC that their facility is Year 2000 ready, together with a status report of work necessary to be Year 2000 compliant. Year 2000 ready means computer systems and applications are suitable for continued use into 2000. Year 2000 compliant means that such systems and applications accurately process date/time data beyond 2000. Neither ACE, PE nor PS can predict if this or any proposal will be adopted by the NRC.

  The periodic review and evaluation of nuclear generating station licensees conducted by the NRC is known as the Systematic Assessment of Licensee Performance (SALP). Under the revised SALP process, ratings are assigned in four assessment areas, reduced from seven assessment areas: Operations, Maintenance, Engineering and Plant Support (Plant Support includes security, emergency preparedness, radiological controls, fire protection, chemistry and housekeeping). Ratings are assigned from "1" to "3", with "1" being the highest and "3" being the lowest.

SALEM STATION

  ACE is a 7.41% owner of Salem Nuclear Generating Station (Salem) operated by PS. Salem consists of two 1,106 MW pressurized water nuclear reactors (PWR) representing 164 MWs of ACE's total installed capacity of 2,415.7 MW.

  As previously reported, Salem Unit 1 has been out of service since May 16, 1995. PS has advised ACE that the installation of Salem Unit 1 four steam generators has been completed. The cost of purchasing and installing the steam generators, as well as the disposal of the old generators is $186 million, of which ACE's share is $13.8 million. All four of the original generators have been removed from the containment structure and have been shipped offsite for disposal at the Barnwell, South Carolina low-level radioactive waste burial facility. The unit is currently expected to return to service in the second quarter of 1998. Restart of Salem Unit 1 is subject to completion of the requirements of the restart plan to the satisfaction of PS and the NRC. The company has been informed by PS that the NRC's Readiness Assessment Team Inspection (RATI) of Salem Unit 1 (a requirement for restart) was completed on February 20, 1998. The inspection team concluded that Salem Unit 1 was ready to return to operation.

  ACE has been advised by PS that Salem Unit 2, out of service since June 7, 1995, was returned to service on August 30, 1997 and reached 100% power on September 23, 1997. The NRC required a Final Assessment of Unit 2 after approximately two months of full power Operation. On December 4, 1997 a meeting was held with PS and the NRC which satisfied this final requirement for Unit 2.

  During the course of these outages, PS has also been required to address certain generic issues applicable to nuclear power plants, which have also affected the length of the outages. ACE was advised by PS that a Generic Letter from the NRC identified an issue that impacted the Salem Unit 2 startup schedule. This Generic Letter (96-06) requested all nuclear utilities, including PS, to review systems for potential waterhammer events (hydrodynamic stress caused by steam formation in a piping system) and the impact that these events could have on the system's safety function. Modifications which address the implications of 96-06 have been completed at both Salem Units 1 and 2.

  PS advised ACE that in January 1997 the NRC held a semi-annual Senior Management Meeting. At that meeting the NRC held a public meeting and identified Salem Units 1 and 2 as Category 2 plants placed on the "NRC Watch List" noting that this action was not due to any performance problems or decline during its current evaluation period but rather that Salem should have been placed on the NRC Watch List earlier. Plants in this category have been identified as having weaknesses that warrant increased NRC attention until the licensee demonstrates a period of improved performance. In their letter the NRC stated that the staff was satisfied with the overall approach being taken by PS to return the Salem Units to service. Salem Units 1 and 2 remain on the NRC Watch List as a Category 2 plant until the licensee either demonstrates a period of improved performance, or until a further deterioration of performance results in the plant being placed in Category 3. A Category 1 facility is a plant that has been removed from the Watch List.

  As previously reported in the 1996 Form 10-K, the Salem co-owners filed a Complaint in February 1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, seeking damages to recover the cost of replacing the steam generators at Salem Unit 1 and 2. In accordance with the court's schedule, Westinghouse filed a motion for summary judgment on October 1, 1997. Also in accordance with the court's schedule, ACE and the three co-owners of Salem will file their opposition to that motion for summary judgement. Oral arguments on this motion were held in February 1998. A decision is anticipated within approximately 30 days after the competition of the oral arguments. ACE cannot predict the outcome of this proceeding.

  On July 8, 1997, a predecisional enforcement conference was held with the NRC to discuss apparent violations at Salem. These apparent violations were identified in May and June, 1997, and concern emergency core cooling system switchover and related residual heat removal system (RHR) flow issues, and Appendix R (fire protection) issues. PS has advised ACE that, in a letter dated October 8, 1997, the NRC informed PS that a Level III violation was cited for the issues surrounding the RHR system and Level IV violations were cited for the two Appendix R issues. There was no civil penalty issued by the NRC.

  PS has advised ACE that it is implementing the 1994 New Jersey Pollutant Discharge Elimination System permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. In addition, PS is seeking final permits and approvals from various agencies needed to fully implement the special conditions of the permit. No assurances can be given as to receipt of any such additional permits or approvals. In 1999, PS must apply to the New Jersey Department of Environmental Protection and other agencies to renew such Salem permits.

  For information concerning 1) the BPU's 1996 investigation into the Salem outage, 2) capital, operations and maintenance costs associated with Salem Units 1 and 2, and 3) the effects of the Salem outage on operations, see Notes 6 and 11 of the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations --
 Results of Operations, respectively.

HOPE CREEK STATION

  ACE is a 5% owner of Hope Creek Nuclear Generating Station (Hope Creek) which is operated by PS.

  PS advised ACE that Hope Creek completed its latest planned refueling and maintenance outage in December 1997.

  ACE has also been advised that a predecisional enforcement conference was held with the NRC on August 12, 1997, to discuss apparent violations at Hope Creek relating to the installation of cross-tie valves in the residual heat removal system at Hope Creek in 1994. On October 20, 1997, the NRC issued a severity level III violation for this matter. There was no civil penalty issued by the NRC for this violation.

  PS has also advised ACE that a predecisional enforcement conference was held on December 9, 1997 to discuss two allegations concerning security program issues which occurred at Salem and Hope Creek in 1996. Neither ACE or PS cannot predict what other actions, if any, the NRC may take in these matters.

  PS also advised ACE that two predecisional enforcement conferences for Hope Creek were held on January 14, 1998 to discuss two apparent violations concerning implementation of the Maintenance Rule and one apparent violation concerning control rod operation. On March 23, 1998, PS advised ACE that in a letter from the NRC these two issues at Hope Creek resulted in two Level III violations and an associated $55,000 civil penalty. The first issue was identified at an inspection in November 1997, while the unit was shut down for normal refueling maintenance. The NRC inspectors were monitoring a special test required prior to startup. The operators completed the test evolution without incident; however, the NRC noted that certain plant conditions required more strict procedure compliance and management oversight than was provided. This resulted in one of the two Level III violations and the civil penalty. The NRC issued the civil penalty because a similar issue had been identified in 1996. The second issue concerned the implementation of the Maintenance Rule, which requires utilities to monitor the effectiveness of equipment reliability. The NRC said that PS's Maintenance Rule program did not include all necessary equipment. Because this issue was self-identified and immediate corrective actions taken, the NRC issued a Level III violation with no civil penalty.

PEACH BOTTOM STATION

  ACE is a 7.51% owner of Peach Bottom Atomic Power Station (Peach Bottom) operated by PE. Unit 3 successfully completed a scheduled refueling and maintenance outage in November 1997.

  PE has advised ACE that on July 17, 1997, the NRC issued its periodic SALP Report for Peach Bottom for the period October 15, 1995 to June 7, 1997. Peach Bottom achieved ratings of "1", in the areas of Operations, Maintenance and Plant Support. The area of Engineering achieved a rating of "2". Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. PE has advised ACE that the NRC stated that station management provided excellent oversight and control of engineering activities throughout the period. The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillance, and tests were not consistent with the design and licensing bases. PE has advised ACE that it will continue to take actions to improve performance at Peach Bottom.

  ACE has been advised by PE that crack indications were discovered in three of the ten recirculation system jet pump riser pipes, located inside the reactor vessel, on Peach Bottom Unit 3 during the October 1997 refueling outage. PE has developed a plan allowing for the continued operation of the unit for several months while a permanent repair was developed. The plan limits operation of the unit to 94% of its rated power level for most his period. PE removal Peach Bottom Unit 3 from service on March 13, 1998 to perform repairs which are expected to return the unit to full power operation.

FUEL SUPPLY

  ACE's sources of electrical energy (including power purchases) for the years indicated are shown below:

     SOURCE                                                       1997 1996 1995
     ------                                                       ---- ---- ----
     Coal........................................................ 26%  28%  33%
     Nuclear..................................................... 18%  15%  19%
     Oil/Natural Gas.............................................  3%   2%   3%
     Interchange and Purchased Power............................. 30%  35%  21%
     Nonutility.................................................. 23%  20%  24%

  The prices of all types of fuels used by ACE for the generation of electricity are subject to various factors, such as world markets, labor unrest and actions by governmental authorities, including allocations of fuel supplies, over which ACE has no control.

 Oil

  Residual oil and distillate oil for ACE's wholly-owned stations are furnished under two separate contracts with a major fuel supplier. ACE has a contract for the supply of 1.0% sulfur residual oil for both Deepwater and B.
L. England Stations and for distillate oil sufficient to supply ACE's combustion turbines. Both contracts expire October 31, 2000. See
"Environmental Controls -- Air" for information concerning the use of particular fuels at B. L. England Station.

  On December 31, 1997, the oil supply at Deepwater Station was sufficient to operate Deepwater Unit 1 for 21 days, and the supply at B. L. England Station was sufficient to operate Unit 3 for 53 days.

 Coal

  ACE has contracted with one supplier for the purchase of 2.6% sulfur coal for B. L. England Units 1 and 2 through April 30, 1999. On December 31, 1997, the coal inventory at the B. L. England Station was sufficient to operate Units 1 and 2 for 71 days. See "Environmental Controls -- Air" herein for additional information relating to B.L. England Station.

  ACE has contracted with one supplier for the purchase of 1.0% sulfur coal for Deepwater Unit 6/8 through June 30, 2001. On December 31, 1997, the coal inventory at Deepwater Station was sufficient to operate Unit 6/8 for 171 days.

  The Keystone and Conemaugh Stations, in which ACE has joint ownership interests of 2.47% and 3.83%, respectively, are mine-mouth generating stations located in western Pennsylvania. The owners of the Keystone Station have a contract through 2004, providing for a portion of the annual bituminous coal requirements of the Keystone Station. A combination of long and short term contracts provide for the annual bituminous coal requirements of the Conemaugh Station. To the extent that the requirements of both plants are not covered by these contracts, coal supplies are obtained from local suppliers. As of December 31, 1997, Keystone and Conemaugh had approximately a 29-day supply and a 35-day supply of coal, respectively.

 Gas

  ACE is currently capable of firing natural gas in six combustion turbine peaking units and in two conventional steam turbine generating units. ACE has entered into a firm electric service tariff with the local distribution company for the supply of natural gas to its units. The tariff provides for the payment of certain commodity and demand charges. Portions of the gas supply are obtained from the spot market under short term renewable gas supply and transportation contracts with various producers/suppliers and pipelines.

NUCLEAR FUEL

  As a joint-owner of the Peach Bottom, Salem and Hope Creek generating units, ACE relies upon the respective operating company for arrangements for nuclear fuel supply and management. ACE is responsible for the costs thereof to the extent of its particular ownership interest through an arrangement with a third party. Generally, the supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of uranium hexafluoride gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies. ACE has been advised that PS has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to process uranium ore to uranium concentrate to meet the currently projected requirements for the Salem and Hope Creek units. ACE has also been advised that PE has similar contracts to satisfy the fuel requirements of Peach Bottom Units 2 and 3. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek and Peach Bottom.

  ACE has been advised by PE, operator of the Peach Bottom units, that it has contracts for uranium concentrates to fully operate Peach Bottom Units 2 and 3 through 2002. ACE has been advised that PE does not anticipate any difficulties in obtaining its requirements for uranium concentrates. PE advises that its contracts for uranium concentrates will be allocated to the Peach Bottom units, and other PE nuclear facilities in which ACE has no ownership interest, on an as-needed basis.

  PE has reported contracts for the following segments of the nuclear fuel supply cycle with respect to each of the joint-owned units through the following years:

     NUCLEAR UNIT                              CONVERSION ENRICHMENT FABRICATION
     ------------                              ---------- ---------- -----------
     Peach Bottom Unit 2......................    (1)        (2)        2001
     Peach Bottom Unit 3......................    (1)        (2)        2002

--------
(1) 100% of conversion services for Peach Bottom through 2001 and at least 60% of the conversion services requirements are covered through 2002. PE does not anticipate any difficulty in obtaining necessary conversion services for Peach Bottom.
(2) Contractual commitments for enrichment services for Peach Bottom with the United States Enrichment Corporation represent 100% of the enrichment services through 2004. PE does not anticipate any difficulty in obtaining necessary enrichment services for Peach Bottom.

NUCLEAR FUEL DISPOSAL

  After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982 (NWPA), the Federal government has a contractual obligation for transportation and ultimate disposal of the spent fuel.

  The Federal government's present policy is that spent nuclear fuel will be accepted for storage and disposal at government-owned and operated repositories. However, at present there are no such repositories in service or under construction. PE currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. Spent-fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and 2001 for Unit 3, prior to losing full core discharge reserve capability. PE has advised ACE that it is constructing an on-site dry storage facility which is expected to be operational in 2000 to provide additional storage capacity. ACE has been advised by PS that as a result of reracking the two spent-fuel pools at Salem, the spent-fuel storage capability of Salem Units 1 and 2 is estimated to be 2012 and 2016, respectively, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is conservatively expected to provide storage capacity until 2006, again prior to losing an operational full core discharge reserve. (See Note 14, Leases, of the Notes to Consolidated Financial Statements for financing arrangements for nuclear fuel.)

  In conformity with the NWPA, PS and PE, on behalf of the co-owners of the Salem and Hope Creek, and Peach Bottom stations, respectively, have entered into contracts with the U.S. Department of Energy (DOE) for the disposal of spent nuclear fuel from those stations. Under these contracts, the DOE is to take title to the spent fuel at the site, then transport it and provide for its permanent disposal at a cost to utilities based on nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government.

  Under NWPA, the DOE was to begin accepting spent fuel for permanent offsite storage no later than 1998, but such storage may be delayed indefinitely. ACE has been advised by PS and PE that the DOE has stated that it would not be able to open a permanent, high-level nuclear waste storage facility until 2010, at the earliest. However, the DOE has also indicated that progress on the repository would be delayed beyond 2010 if sufficient funds, though available in the Nuclear Waste Fund, are not appropriated by the Congress for this program. Accordingly, legislation which would have the DOE establish a centralized interim spent fuel storage facility has been introduced in Congress. In cases brought by several utilities and many state and local governments, the United States Court of Appeals for the District of Columbia Circuit reaffirmed DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998. In November 1997, the court ruled that the utilities had fulfilled their obligations under their respective contracts with DOE by contributing to the Nuclear Waste Fund. The court further ruled that DOE's argument of unavoidable delay to meet its obligation was without merit. However, the court did not order DOE to commence spent fuel acceptance by January 31, 1998; instead, it decided that the standard contract provided a potentially adequate remedy in the form of payment of damages if DOE failed in its obligations. PS also advised ACE that PS is working with the utility industry to develop a methodology for determining damages incurred as a result of DOE's failure to meet its obligation and a strategy for its implementation. The decision of the Court of Appeals has been appealed to the U.S. Supreme Court by the U.S. Department of Justice. No assurances can be given as to the ultimate availability of a facility.

NUCLEAR DECOMMISSIONING

  The Energy Policy Act states, among other things, that utilities with nuclear reactors must pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs are estimated to be $150 million per year for 15 years, of which ACE's share is estimated to be $8.5 million. The Act provides that these costs are to be recoverable in the same manner as other fuel costs. ACE has recorded a liability of $4.6 million and a related regulatory asset of $5.0 million for such costs at December 31, 1997. ACE made its first payment related to this liability to the respective operating companies in September 1993 and continues to make payments as required. In ACE's 1993 LEC filing, the BPU approved a stipulation of settlement which included, among other things, the full LEC recovery of this and future assessments.

  In January 1993, the BPU adopted N.J.A.C. 14:5A which was designed to provide a mechanism for periodic review of the estimated costs of decommissioning nuclear generating stations owned by New Jersey electric utilities. The purpose of this regulation is to insure that adequate funds are available to assure completion of decommissioning activities at the cessation of commercial operation. The regulation established decommissioning trust fund reporting requirements for electric utilities in order to provide the BPU with timely information for its oversight of these funds. N.J.A.C. 14:5A-2.1 requires that all New Jersey electric utilities file with the BPU a nuclear decommissioning cost update by January 1, 1996 and every four years thereafter.

  In January 1996, PS and ACE jointly filed with the BPU its 1995 Nuclear Decommissioning Cost updates. ACE and PS filed NRC cost estimates for each of their five jointly-owned nuclear units based on the NRC's existing generic formula. ACE and PS do not believe that these NRC generic estimates provide an accurate estimate of the cost of decommissioning the nuclear units, but believe these costs are best estimated with periodic site-specific studies. PS, on behalf of the co-owners of the Salem, Hope Creek and Peach Bottom stations, engaged an independent engineer to undertake such site specific studies. In September 1996, these studies were submitted to the BPU for review by the Staff of the BPU and the Ratepayer Advocate. The studies support the current level of funding and, as such, ACE will not seek to increase the recovery of decommissioning in its rates. Funding to cover the future costs of decommissioning each of the five nuclear units, as currently authorized by the BPU and provided for in rates, will remain at $6.4 million annually. (See Note 11 Commitments and Contingencies of the Notes to Consolidated Financial Statements for information relating to decommissioning of the five nuclear units in which ACE has an ownership interest.)

REGULATION

  ACE is a public utility organized under the laws of New Jersey and is subject to regulation as such by the BPU, among others, which is also charged with the responsibility for energy planning and coordination within the State of New Jersey. ACE is also subject to regulation by the Pennsylvania Public Utility Commission in limited respects concerning property and operations in Pennsylvania. ACE is also subject, in certain respects, to the jurisdiction of the FERC, and ACE maintains a system of accounts in conformity with the Uniform System of Accounts prescribed for public utilities and licensees subject to the provisions of the Federal Power Act.

  The construction of generating stations and the availability of generating units for commercial operation are subject to the receipt of necessary authorizations and permits from regulatory agencies and governmental bodies. Standards as to environmental suitability and operating safety are subject to change. Litigation or legislation designed to delay or prevent construction of generating facilities and to limit the use of existing facilities may adversely affect the planned installation and operation of such facilities. No assurance can be given that necessary authorizations and permits will be received or continued in effect, or that standards as to environmental suitability or operating safety will not be changed in a manner to adversely affect the Company, ACE or its operations.

  Operation of nuclear generating units involves continuous close regulation by the NRC. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements, and continuous demonstration to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating plant may operate. In addition, the Federal Emergency Management Agency has responsibility for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

  As a by-product of nuclear operations, nuclear generating units produce substantial amounts of low-level radioactive waste (LLRW). Such waste is presently accumulated on-site and permanently disposed of at a federally licensed disposal facility. ACE had been advised by both PE and PS that LLRW generated at Peach Bottom, Salem and Hope Creek is shipped to the site located in Barnwell, South Carolina for disposal. Due to the uncertainty of the continued availability of LLRW disposal sites, on-site storage facilities were constructed at Peach Bottom with a five-year storage capacity. PS advises that it also has an on-site LLRW storage facility at Salem also with a five-year storage capacity. PS has advised ACE that New Jersey planned to host a LLRW disposal site by the year 2000. Public meetings have been held across the State to provide information to and obtain feedback from the public. To date, there have been no voluntary sites identified. Consequently, on February 10, 1998, the State agency responsible for this program recommended to the Governor that this effort be abandoned.

  PE has advised ACE that PE is pursuing alternative disposal strategies for LLRW generated at Peach Bottom including an aggressive LLRW reduction program. Pennsylvania is the host site for LLRW generators located in Pennsylvania, Delaware, Maryland and West Virginia and is pursuing a permanent disposal site through a volunteer siting process.

  In March 1983, New Jersey enacted the Public Utility Fault Determination Act which requires that the BPU make a determination of fault with regard to any past or future accident at any electric generating or transmission facility, prior to granting a request by that utility for a rate increase to cover accident-related costs in excess of $10 million. However, the law allows the affected utility to file for non-accident related rate increases during such fault determination hearings and to recover contributions to federally mandated or voluntary cost-sharing plans. The law further allows the BPU to authorize the recovery of certain fault-related repair, cleanup, power replacement or damage costs if substantiated by the evidence presented and if authorized in writing by the BPU.

  For information regarding ACE's nuclear power replacement cost insurance and liability under the Federal Price-Anderson Act, see Note 11 of the Notes to Consolidated Financial Statements, herein.

ENVIRONMENTAL MATTERS

 General

  ACE is subject to regulation with respect to air and water quality and other environmental matters by various Federal, state and local authorities. Emissions and discharges from ACE's facilities are required to meet established criteria, and numerous permits are required to construct new facilities and to operate new and existing facilities. Additional regulations and requirements are continually being developed by various government agencies. The principal laws, regulations and agencies relating to the protection of the environment which affect ACE's operations are described below.

  Construction projects and operations of ACE are affected by the National Environmental Policy Act under which all Federal agencies are required to give appropriate consideration to environmental values in major Federal actions significantly affecting the quality of the human environment.

  The Federal Resource Conservation and Recovery Act of 1976 (RCRA) provides for the identification of hazardous waste and includes standards and procedures that must be followed by all persons that generate, transport, treat, store or dispose of hazardous waste. ACE has filed notifications and plans with the U.S. Environmental Protection Agency (EPA) relating to the generation and temporary storage of hazardous waste at certain of its facilities and generating stations.

  The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), and RCRA authorize the EPA to bring an enforcement action to compel responsible parties to take investigative and/or cleanup actions at any site that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. The New Jersey Spill Compensation and Control Act (Spill Act) provides similar authority to the NJDEP. Because of the nature of ACE's business, including the production of electricity, various by-products and substances are produced and/or handled which are classified as hazardous under the above laws. ACE generally provides for the disposal and/or processing of such substances through licensed independent contractors. However, the statutory provisions may impose joint and several responsibility without regard to fault on the generators of hazardous substances for certain investigative and/or cleanup costs at the site where these substances were disposed and/or processed. Generally, actions directed at funding such site investigations and/or cleanups include all known allegedly responsible parties.

  ACE has received requests for information under CERCLA with respect to certain sites. One site, a sanitary landfill comprising approximately 40 acres, is situated in Atlantic County, New Jersey. ACE received a Directive, dated November 7, 1991, from the NJDEP, identifying ACE as one of a number of parties allegedly responsible for the placement of certain hazardous substances, namely, flyash which had been approved as landfill material. An Administrative Consent Order (ACO) has been executed and submitted to the NJDEP by ACE and at least four other identified responsible parties. Site remediation will include a soil cover of the site. ACE has joined with three other parties and will cooperate in implementing the terms of the ACO. Approximately eight additional responsible parties have also been identified by the NJDEP. ACE, together with the other signatories to the ACO, will pursue recovery against those persons who may also pursue recovery against other responsible parties not named in the NJDEP Directive. ACE's contribution to-date for the remediation and clean-up of the Atlantic County site has been approximately $300,000. It is not anticipated that future contributions, if any, will be significant.

  ACE has been served a Summons and Complaint dated June 30, 1992 in a civil action brought pursuant to Section 107(a) of CERCLA on behalf of the EPA. ACE has been named as one of several defendants in connection with the recovery of costs incurred, and to be incurred, in response to the alleged release of hazardous substances located in Gloucester County, New Jersey. Approximately 70 separate financially solvent entities have been identified as having responsibility for remediation which is now predicted to be in excess of $175 million. Sufficient discovery has been conducted to establish that ACE's contribution to the clean-up and remediation activity will be within the lower tiers of financial participation. Notwithstanding the joint and several liability imposed by law, primary responsibility will be apportioned among others, including Federal and state agencies and private parties. ACE's contribution to date for the remediation and clean-up of the Gloucester County site has been $105,000. It is not anticipated that future contributions, if any, will be significant.

  On November 26, 1997, ACE received a letter from the U.S. EPA requesting information pursuant to 42 U.S.C.9604(E) for a site identified in Newark, New Jersey and was to provide a response to the EPA under CERCLA Section 104(e). On January 21, 1998, ACE responded to the request for information. In summary, ACE identified transactions that were limited exclusively to the purchase of reconditioned storage drums from a third party and did not transact any business involving the disposal, treatment, or storage of any containers, barrels or drums. As a result, ACE is not a responsible party at the site. ACE cannot predict what action, if any, the EPA may take in this matter.

  The New Jersey Environmental Clean-up Responsibility Act was supplemented and amended in June 1993 and became the New Jersey Industrial Site Recovery Act. The act provides, among other things, that any business having certain Standard Industrial Classification Code numbers that generates, uses, transports, manufactures, refines, treats, stores, handles or disposes of hazardous substances or hazardous wastes is subject to the requirements of the act upon the closing of operations or a transfer of ownership or operations. As a precondition to such termination or transfer of ownership or operations, the approval of the NJDEP of a negative declaration, a remedial action work plan or a remediation agreement and the establishment of the remediation funding source is required.

  Various state and Federal legislation have established a comprehensive program for the disclosure of information about hazardous substances in the workplace and the community, and provided a procedure whereby workers and residents can gain access to this information. Implementing the regulations provides for extensive recordkeeping, labeling and training to be accomplished by each employer responsible for the handling of hazardous substances. ACE has implemented the requirements of this legislation to achieve substantial compliance with appropriate schedules.

  ACE is also subject to the Wetlands Act of 1970, which requires applications to and permits from the NJDEP for conducting regulated activities (including construction and excavation) within the "coastal wetlands," as defined therein. Legislation enacted in 1987 by the State of New Jersey designates certain areas as fresh water wetlands and restricts development in those areas.

  The New Jersey Coastal Area Facility Review Act (CAFRA) requires applications to and permits from the NJDEP for construction of certain types of facilities within the "coastal area" as defined by CAFRA. Recent amendments to the CAFRA regulations expanded the area under CAFRA control as well as the types of developments subject to CAFRA. The current regulations provide exemptions for the maintenance and repair of existing electrical substations, but are not clear as to whether a CAFRA permit would be required for construction, maintenance and/or repair of transmission lines within the CAFRA area.

  Public concern continues over the health effects from exposure to electric and magnetic fields (EMF). To date, there are not conclusive scientific studies to support such concerns. The New Jersey Commission on Radiation Protection (CORP) is considering promulgation of regulations which would authorize the NJDEP to review all new power line projects of 100 kilovolts or more. While the promulgation of such regulations may affect the design and location of ACE's existing and future electric power lines and facilities and the cost thereof, current discussions with CORP indicate that such regulations would not significantly impact ACE's operations. ACE's program of Prudent Field Management implements reasonable measures, at modest cost, to limit magnetic field levels in the design and location of new facilities. Such amounts as may be necessary to comply with any new EMF rules cannot be determined at this time and are not included in ACE's 1998-2000 estimated construction expenditures.

  Statement of Position of the Accounting Standards Board 96-1 "Environmental Remediation Liabilities" (SOP 96-1) was effective for fiscal years that begin after December 15, 1996. SOP 96-1 provides guidance where remediation is required because of the threat of litigation, a claim or an assessment. This Statement does not provide guidance on accounting for pollution control costs as it applies to current operations, costs of future site restoration or closure that are required upon the cessation of operations or sale of facilities or for remediation obligations undertaken at the sole discretion of management. The adoption of SOP 96-1 did not have a material impact on the financial position, results of operations or net cash flows of the Company.

 Air

  The NJDEP is using the New Jersey Administrative Code, Title 7, Chapter 27 (NJAC 7:27) as its State Implementation Plans (SIP) to achieve compliance with the national ambient air quality standards adopted by EPA under the Clean Air Act. NJAC 7:27 currently provides ambient air quality standards and emission limitations, all of which have EPA approval, for seven pollutants, including sulfur dioxide and particulates. ACE believes that all of its fossil fuel-fired generating units are, in all substantial respects, currently operating in compliance with NJAC 7:27 and the EPA approved SIP.

  In November 1990, the CAAA was enacted to provide for further restrictions and limitations on sulfur dioxide and other emission sources as a means to reduce acid deposition. Phase I of the legislation mandated compliance with the sulfur dioxide reduction provisions of the legislation by January 1, 1995 by utility power plants emitting sulfur dioxide at a rate of above 2.5 pounds per million BTU. Phase II of the legislation requires controls by January 1, 2000 on plants emitting sulfur dioxide at a rate above 1.2 pounds per million BTU.

  ACE's wholly-owned B. L. England Units 1 and 2 and its jointly-owned Conemaugh Units 1 and 2, in which ACE has a 3.83% ownership interest, were affected by Phase I, and all of ACE's other fossil-fueled steam generating units are affected by Phase II. The Keystone Station, in which ACE has a 2.47% ownership interest, is impacted by the sulfur dioxide provisions of Title IV of the CAAA during Phase II. In addition, all of ACE's fossil-fueled steam generating units will be affected by the nitrogen oxide provisions of the CAAA.

  The CAAA requires that reductions in nitrogen oxide (NOx) be made from the emissions of major contributing sources and each state must impose reasonable available control technologies on these major sources. NJDEP regulations adopted in November 1993 require that a compliance plan be filed with the NJDEP. ACE's compliance plan, filed April 22, 1994, and subsequent amendments, have been accepted by the NJDEP. Preliminary capital expenditures are estimated at $9.8 million over the next five years to achieve compliance with Phase II NOx reductions. The necessary emission reductions are based on modeling results and regulatory agency discussions and could result in additional changes to equipment and in methods of operation and fuel, the extent of which has not been fully determined.

  On August 1, 1997, the New Jersey Department of Environmental Protection (NJDEP) announced that it intends to introduce rules to reduce NOx emissions by 90% from the 1990 levels by the year 2003. These rules have not yet been promulgated. On September 15, 1997 the NJDEP filed its proposal with the Office of Administrative Law. In its proposal, entitled "NOx Budget Program", N.J.A.C. 7:27-31, the NJDEP prescribed participation of New Jersey's large combustion sources in a regional cap and trade program designed to significantly reduce emissions of NOx. In effect, the proposed regulation would require New Jersey to become the first northeastern state to require NOx reductions of 90% from the 1990 levels, by the year 2003. On October 24, 1997 ACE testified in opposition to the proposal. ACE cannot predict the ultimate outcome of this matter.

  On January 23, 1997, the EPA issued Compliance Order 113-97-001 (Order) for failure to comply with emission monitoring requirements on a combustion turbine unit at the Sherman Avenue Generating Station. The Order carries a potential penalty of $25,000 a day, retroactive to May 30, 1991. On June 19, 1997 ACE completed all actions specified in the Order within the time limits set forth in the Order and believes it is in full compliance with all applicable requirements. At this time ACE does not anticipate any further action by the EPA in this matter.

 Water

  The Federal Water Pollution Control Act, as amended (the Clean Water Act) provides for the imposition of effluent limitations to regulate the discharge of pollutants, including heat, into the waters of the United States. The Clean Water Act also requires that cooling water intake structures be designed to minimize adverse environmental impact. Under the Clean Water Act, compliance with applicable effluent limitations is to be achieved by a National Pollution Discharge Elimination System (NPDES) permit program to be administered by the EPA or by the state involved if such state establishes a permit program and water quality standards satisfactory to the EPA. Having previously adopted the New Jersey Pollution Discharge Elimination System (NJPDES), NJDEP assumed authority to operate the NJPDES permit program. During 1981, ACE received NJPDES permits for discharges to surface waters for all facilities with existing EPA-issued NPDES permits. During 1986, ACE received draft renewal permits for both B. L. England Station and Deepwater Station for discharges to surface waters as well as groundwater. Deepwater Station was issued a preliminary draft NJPDES permit in January 1998. ACE is currently reviewing the preliminary draft permit.

  Effective December 2, 1974, the NJDEP adopted new surface water quality standards which, in part, provide guidelines for heat dissipation from any source and which become standards for subsequent Federal permits. These NJDEP guidelines were included in the final EPA permits issued for the B. L. England, Deepwater, Salem, and Hope Creek stations. On receipt of the permits for B. L. England and Deepwater stations, ACE filed with the EPA a request for alternative thermal limitations (variance) in accordance with the provisions of Section 316(a) of the Act. The NJDEP and EPA have subsequently determined that B. L. England Units 1 and 2 are in compliance with applicable thermal water quality standards. The request for a Section 316(a) variance for Deepwater Station was denied in the preliminary draft permit. ACE is currently evaluating its options regarding continuing to contest this issue. ACE believes that all of its wholly-owned steam electric generating units are, in all substantial respects, currently operating in compliance with all applicable standards and NJPDES permit limitations, except as described herein above. All current surface water discharge permits for B. L. England have been renewed as of January 1, 1995. The ground water discharge permit for B. L. England Station was renewed effective June 7, 1996.

  The Delaware River Basin Commission (DRBC) has required various electric utilities, as a condition of being permitted to withdraw water from the Delaware River for use in connection with the operation of certain electric generating stations, to provide for a means of replacing water withdrawn from the river during certain periods of low river flow. Such a requirement presently applies to the Salem and Hope Creek Stations. As a result of such requirement, ACE and certain other electric utilities constructed the Merrill Creek Reservoir Project. ACE owns a 4.8% ownership interest in the reservoir project. Although ACE expects that sufficient replacement water would be provided by Merrill Creek during periods of low river flow to permit the full operation of Salem and Hope Creek, such events cannot be assured.

  Environmental control technology, generally, is in the process of further development and the implementation of such may require, in many instances, balancing of the needs for additional quantities of energy in future years and the need to protect the environment. As a result, ACE cannot estimate the precise effect of existing and potential regulations and legislation upon any of its existing and proposed facilities and operations, or the additional costs of such regulations. ACE's capital expenditures related to compliance with environmental requirements in 1997 amounted to $14.7 million, and its most recent estimate for such compliance for the years 1998-2000 is $10.6 million. Future regulatory and legislative developments may require ACE to further modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial. (See Note 11 of the Notes to Consolidated Financial Statements for further information.)

ITEM 2 PROPERTIES

  Under New Jersey law, the State of New Jersey owns in fee simple for the benefit of the public schools all lands now or formerly flowed by the tide up to the mean high-water line, unless it has made a valid conveyance of its interests in such property. In 1981, because of uncertainties raised as to possible claims of State ownership, the New Jersey Constitution was amended to provide that lands formerly tidal-flowed, but which were not then tidal-flowed at any time for a period of 40 years, were not to be subject to State claim unless the State has specifically defined and asserted a claim within one year period ending November 2, 1982. As a result, the State published maps of the eastern (Atlantic) coast of New Jersey depicting claims to portions of many properties, including certain properties owned by the Company. The Company believes it has good title to such properties and will vigorously defend its title, or will obtain such grants from the State as may ultimately be required. The cost to acquire any such grants may be covered by title insurance policies. Assuming that all of such State claims were determined adversely to the Company, they would relate to land, which, together with the improvements thereon, would amount to less than 1% of net utility plant. No maps depicting State Claims to property owned by the Company on the western (Delaware River) side of New Jersey were published within one year period mandated by the Constitutional Amendment. Nevertheless, the Company believes it has obtained all necessary grants from the State for its improved properties along the Delaware River.

  Reference is made to the Consolidated Financial Statements for information regarding investment in such property by the Company and ACE. Substantially all of ACE's electric plant is subject to the lien of the Mortgage and Deed of Trust under which First Mortgage Bonds of ACE are issued. Reference is made to
Item 1 -- Business "General" and "Energy Requirements and Power Supply" for information regarding ACE's properties. Information concerning leases is set forth in Note 14 of AEI's Notes to Consolidated Financial Statements incorporated herein by reference. Information regarding electric generating stations is set forth in Item 1, Business -- "Energy Requirements and Power Supply."

ITEM 3 LEGAL PROCEEDINGS

  Reference is made to Item 1 -- Business and the Notes to the Consolidated Financial Statements of the Company (Notes 3 and 11) for information regarding various pending administrative and judicial proceedings involving rate and operating and environmental matters, respectively.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  During all of 1997 and through February 1998 the Company's Common Stock was listed on the New York Stock Exchange. All of ACE's Common Stock is owned by the Company. At December 31, 1997, there were 47,500 holders of record of the Company's Common Stock. The following table indicates the high and low sale prices for the Company's Common Stock as reported in the Wall Street Journal-Composite Transactions, and dividends paid for the periods indicated:

                                                                       DIVIDENDS
                                                        HIGH     LOW   PER SHARE
                                                        ----     ---   ---------
      COMMON STOCK:
      -------------
      1997
         First Quarter................................ $17.625 $16.375   $.385
         Second Quarter............................... $17.000 $16.000   $.385
         Third Quarter................................ $18.437 $16.312   $.385
         Fourth Quarter............................... $21.562 $17.187   $.385
      1996
         First Quarter................................ $20.000 $16.625   $.385
         Second Quarter............................... $18.750 $16.000   $.385
         Third Quarter................................ $18.500 $17.000   $.385
         Fourth Quarter............................... $18.875 $17.000   $.385

  The funds required to enable the Company to pay dividends on its Common Stock are derived primarily from the dividends paid by ACE on its Common Stock, all of which is held by the Company. The ability of the Company to pay dividends on its Common Stock was therefore governed by the ability of ACE to pay dividends on its Common Stock. The rate and timing of future dividends of Conectiv will depend upon the earnings and financial condition of Conectiv and its subsidiaries, including ACE, and Delmarva Power & Light Company, and upon other factors affecting dividend policy not presently determinable. It is anticipated that Conectiv initially will pay an annual dividend of $1.54 per share on its Common Stock and $3.20 per share annually on the Class A Common Stock, subject to final determination by the Conectiv Board of Directors. The Board's determination will be based upon Conectiv's results of operations, financial condition, capital requirements and other relevant considerations.

  ACE is subject to certain limitations on the payment of dividends. Whenever full dividends on Preferred Stock have been paid for all past quarter-yearly periods, ACE may pay dividends on Common Stock from funds legally available for such purposes. Until all cumulative dividends have been paid upon all series of Preferred Stock and until certain required sinking fund redemptions of such Preferred Stock have been made, no dividend or other distribution may be paid or declared on the Common Stock of ACE and no common stock of ACE shall be purchased or otherwise acquired for value by ACE. In addition, as long as any Preferred Stock is outstanding, ACE may not pay dividends or make other distributions to the holder of its Common Stock if, after given effect to such payment of distribution, the capital of ACE represented by its Common Stock, together with its surplus as then stated on its books of account, shall in the aggregate, be less than the involuntary liquidation value of the then outstanding shares of Preferred Stock.

ITEM 6SELECTED FINANCIAL DATA

  Selected financial data for the Company and ACE for each of the last five years is listed below.

ATLANTIC ENERGY, INC.

                            1997       1996        1995        1994        1993
                            ----       ----        ----        ----        ----
                                         (THOUSANDS OF DOLLARS)
Operating
Revenue................. $1,102,360 $  997,038* $  958,054* $  913,039* $  865,675*
Net Income.............. $   74,405 $   58,767  $   81,768  $   76,113  $   95,297
Basic and Diluted
 Earnings per Average
 Common Share........... $     1.42 $     1.12  $     1.55  $     1.41  $     1.80
Total Assets (Year-
 end)................... $2,723,884 $2,670,762  $2,617,888  $2,542,385  $2,487,508
Long Term Debt and
 Redeemable Preferred
 Securities (Year-
 end)(b)................ $1,131,260 $1,051,945  $1,032,103  $  940,788  $  952,101
Capital Lease
 Obligations (Year-
 end)(b)................ $   39,730 $   39,914  $   40,886  $   42,030  $   45,268
Common Dividends
 Declared............... $     1.54 $     1.54  $     1.54  $     1.54  $    1.535

ATLANTIC CITY ELECTRIC COMPANY

                             1997       1996        1995        1994       1993
                             ----       ----        ----        ----       ----
                                          (THOUSANDS OF DOLLARS)
Operating Revenues......  $1,084,890 $  989,647* $  954,783* $  913,226 $  865,799
Net Income..............  $   85,747 $   75,017  $   98,752  $   93,174 $  109,026
Income Available for
 Common Shareholder(a)..  $   80,926 $   65,113  $   84,125  $   76,458 $   91,621
Total Assets (Year-
 end)...................  $2,436,755 $2,460,741  $2,459,104  $2,418,784 $2,363,584
Long Term Debt and
 Redeemable Preferred
 Securities (Year-
 end)(b)................  $  937,694 $  926,370  $  951,603  $  924,788 $  937,101
Capital Lease
 Obligations (Year-
 end)(b)................  $   39,730 $   39,914  $   40,877  $   42,030 $   45,268
Common Dividends
 Declared(a)............  $   80,857 $   82,163  $   81,239  $   83,482 $   81,347

--------
(a) Amounts shown as total, rather than on a per-share basis, since ACE is a wholly-owned subsidiary of the Company.
(b) Includes current portion.
* Prior year amounts have been reclassified to conform to current year reporting.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Atlantic Energy, Inc. (the Company, AEI or parent) merged with Delmarva Power & Light Company (DP&L) into a new company named Conectiv, Inc. (Conectiv) effective March 1, 1998. AEI is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc. (AEII) which are wholly-owned subsidiaries. In October 1997, the Company and DP&L entered into an agreement to form Conectiv Solutions, LLC., a limited liability corporation to market and sell offerings of energy, energy related services and other value-added services to large customers.

FINANCIAL SUMMARY

  Consolidated operating revenues for 1997, 1996 and 1995 were $1,102 million, $997 million and $958 million, respectively. The increase in 1997 revenues over 1996 is mostly due to increases in Wholesale Market Sales and Other Services revenues. The increase in 1996 revenues over 1995 reflects an increase in kilowatt hour sales and in annual Levelized Energy Clause (LEC) revenues. These increases were offset in part by a $13.0 million revenue credit recorded as a result of stipulation agreements. Prior years consolidated operating revenues have been reclassified to conform to current year presentation. (See Operating Revenues under Results of Operations).

  Consolidated basic and diluted earnings per share for 1997 were $1.42 on net income of $74.4 million compared to $1.12 on net income of $58.8 million in 1996 and $1.55 on net income of $81.8 million in 1995. The 1997 earnings primarily reflect reduced Operations and Maintenance expenses associated with the Salem outages which were offset by termination of employee benefit plan costs in anticipation of the merger and losses from nonutility investments. The 1996 earnings reflect charges resulting from provisions for rate refunds, write-downs of nonutility property, losses from nonutility investments and higher operations and maintenance expenses associated with the continuing outage at the Salem Station.

  The quarterly dividend paid on Common Stock was $.385 per share, or an annual rate of $1.54 per share. Information with respect to Common Stock is as follows:

                                                       1997    1996     1995
                                                       ----    ----     ----
     Dividends Paid Per Share........................ $ 1.54  $ 1.54   $ 1.54
     Book Value Per Share............................ $14.95  $15.00   $15.42
     Annualized Dividend Yield.......................    7.3%    9.0 %    8.0%
     Return on Average Common Equity.................    9.5%    7.4 %    9.9%
     Total Return (Dividends paid plus change in
      share price)...................................   32.7%   (3.0)%   18.0%
     Market to Book Value............................    142%    114 %    125%
     Price/Earnings Ratio............................     15      15       12
     Year End Closing Price -- NYSE.................. $21.19  $17.13   $19.25

MERGER

  On August 12, 1996, the Boards of Directors of AEI and DP&L jointly announced an agreement to merge the companies into a new company named Conectiv. Conectiv, a newly formed Delaware corporation, became the parent of AEI's subsidiaries and the parent of DP&L and its subsidiaries effective March 1, 1998. See discussion on approvals below.

  DP&L is predominately a public utility engaged in electric and gas service. DP&L provides retail and wholesale electric service to customers located in about a 6,000 square mile territory located in Delaware, eastern shore counties in Maryland and the eastern shore area of Virginia. DP&L provides gas service to retail and transportation customers in an area consisting of about 275 square miles in Northern Delaware, including the City of Wilmington.

  The merger is to be a tax-free, stock-for-stock transaction accounted for under the purchase method of accounting with DP&L as the acquirer. Under the terms of the agreement, DP&L shareholders will receive one share of Conectiv's common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of Conectiv's common stock and 0.125 shares of Conectiv's Class A common stock for each share of AEI common stock held.

  On January 30, 1997, the merger was approved by the shareholders of both companies. Approvals have since been obtained from the Federal Energy Regulatory Commission (FERC), Delaware and Maryland Public Service Commissions, the Virginia State Corporate Commission, the Pennsylvania Public Utilities Commission, the Board of Public Utilities (BPU), and the Nuclear Regulatory Commission (NRC). The last and final approval was received from the Securities and Exchange Commission (SEC) on February 26, 1998. The merger became effective March 1, 1998.

  Under the terms of the BPU's approval of the merger, approximately 75 percent or $15.75 million of ACE's total average projected annual merger savings will be returned to ACE's customers for an overall merger-related reduction of 1.7 percent.

  The total consideration to be paid to the Company's common stockholders, measured by the average daily closing market price of the Company's common stock for the three trading days immediately preceding and the three days immediately following public announcement of the merger, is $921.0 million. The consideration paid plus estimated acquisition costs and liabilities assumed in connection with the merger are expected to exceed the net book value of the Company's net assets by approximately $200.5 million, which will be recorded as goodwill by Conectiv. The actual amount of goodwill recorded will be based on the Company's net assets as of the merger date and, accordingly, will vary from this estimate which is based on the Company's net assets as of December 31, 1997. The goodwill will be amortized over 40 years.

  On June 26, 1997, the Company and DP&L jointly announced an enhanced retirement offer and separation program that will be utilized to achieve workforce reductions as a result of the merger. The Company and DP&L initially anticipated a combined loss of approximately 400 positions to accomplish the merger-related rate reductions to customers. This initial level of reductions will be achieved primarily through the DP&L early retirement and the Company's enhanced retirement programs. Additional reductions are also anticipated to better align staffing requirements to skill and work process needs. The combined additional reductions could range between 250 to 350 positions. The total cost to the Company for these programs, as well as the cost of executive severance, employee relocation and facilities integration is estimated to range from $38 million to $43 million. ACE is required to recognize these costs through expense in accordance with GAAP. The actual cost to the Company and ACE will depend on a number of factors related to the employee mix as well as the actual number of employees who will be eligible for the enhanced retirement or separation programs.

  In the fourth quarter of 1997, the Company recorded an expense of $23.6 million as a result of terminating certain benefit programs of the Company in anticipation of the merger. Termination of the plans resulted in charges of $10.0 million for a supplemental executive retirement plan, $6.3 million due to a pension plan curtailment, $3.8 million from the Equity Incentive Plan
(EIP) and $3.5 million from other benefit plans and executive contract terminations. Refer to Note 5. in the Notes to the Consolidated Financial Statements for discussion of the effects on the defined benefit pension plan and the EIP.

ELECTRIC UTILITY INDUSTRY RESTRUCTURING AND STRANDED COSTS

  In April 1997, the BPU issued its Final Report containing findings and recommendations on the electric utility industry restructuring in New Jersey to the Governor and the State Legislature for their consideration. The recommendation for phase-in of retail choice to electric consumers calls for choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The Report required each electric utility in the state to file complete restructuring plans, stranded cost filings and unbundled rate filings by July 15, 1997. The Report would allow utilities the opportunity to recover stranded costs on a case-by-case basis, with no guarantee of 100 percent recovery of eligible stranded costs.

  ACE filed its response to the BPU on July 15, 1997. ACE's restructuring plan met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged a market-based electricity price beginning October 1, 1998. The restructuring plan included a two-phased approach to future rate reductions.

  In an October 31, 1997 letter to the BPU, ACE added specificity to the framework set out in the restructuring plan with regard to steps ACE anticipates taking to meet the BPU's rate reduction and restructuring goals. First, specific, definable cost reductions of approximately 4% after 1998 were outlined. Further, ACE offered that an appropriate resolution of the merger proceedings will allow ACE to reduce its rates, due to the merger, approximately 1.25% upon consummation of the change in control. In addition, ACE's current estimate showed that, through the use of securitized debt for the full amount of stranded costs associated with its own generation assets, a further rate decrease of up to 2% was possible based on appropriate legislation and orders of the BPU with respect to securitization. Finally, ACE estimates that the results of good-faith negotiations with the nonutility generators could provide a reduction of up to an additional 1.75%. In summary, ACE outlined a total rate reduction of 9% by the end of the transition. On January 28, 1998, the BPU issued its Order establishing the procedural schedule regarding the restructuring plan. Under that order, hearings on the restructuring plan are to be completed by mid-May 1998. It is anticipated that the BPU will issue its final order during the summer of 1998.

  Under the stranded cost filing, ACE specified its total stranded cost estimated to be approximately $1.3 billion, of which $911 million is attributable to above-market nonutility generation (NUG) contracts. The remaining amount, approximately $415 million, is related to wholly- and jointly-owned generation investments. The stranded cost filing supports full recovery of stranded costs, which ACE believes is necessary to move to a competitive environment. On February 5, 1998, the Company filed rebuttal testimony in the stranded cost filing. As part of the filing, the Company updated its stranded cost estimates for the effects of tax law changes in the State of New Jersey and to modify certain assumptions made in estimating the stranded costs. The total stranded costs in the rebuttal filing are approximately $1.2 billion with $812 million attributable to contracts and $397 million related to wholly- and jointly-owned generation investments. Determination of the stranded cost filing will be heard by the Office of Administrative Law. The Administrative Law Judge is expected to render a decision in May 1998. If ACE is required to recognize amounts as unrecoverable, ACE may be required to write down asset values, and such writedowns could be material.

  ACE continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance therewith. (See Note 1 --
 Regulation -- ACE). The Financial Accounting Standards Board (FASB), through the Emerging Issue Task Force (EITF), has recently set forth guidance intended to clarify the accounting treatment of specific issues associated with the restructuring of the electric utility industry through EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101 Regulated Enterprises- Accounting for the Discontinuation of application of FASB Statement No. 71" (EITF No. 97-4)". The consensus reached in EITF No. 97-4 as to when an enterprise should stop applying SFAS 71 to a separable portion of its business whose pricing is being deregulated, is defined as "when deregulatory legislation or a rate order (whichever is necessary to effect change in the jurisdiction) is issued that contains sufficient detail for the enterprise to reasonably determine how the transition plan will effect the separable portion of its business" (e.g. generation).

  Consensus was also reached "that the regulatory assets and regulatory liabilities that originated in the separable portion of an enterprise to which Statement 101 (SFAS 101, "Regulated Enterprises-Accounting for the Discontinuance of Application of FASB Statement No. 71") is being applied should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them, respectively, will be derived." Additionally, the "source of the cash flow approach adopted in the consensus should be used for recoveries of all costs and settlements of all obligation (not just for regulatory assets and regulatory liabilities that are recorded at the date Statement 101 is applied) for which regulated cash flows are specifically provided in the deregulatory legislation or rate order".

  At this time ACE cannot predict, with certainty when it will stop applying SFAS 71 for its generation business. ACE also cannot predict the impacts for its generation business nor can it predict the impacts on its financial condition as a result of applying SFAS 101. The outcome will be dependent upon when a plan is approved and the level of recovery of stranded costs allowed by the BPU. If assets require a write-down as a result of the application of SFAS 101, ACE may need to record an extraordinary noncash charge to operations that could have a material impact on the financial position and results of operations of ACE.

LIQUIDITY AND CAPITAL RESOURCES

ATLANTIC ENERGY, INC.

  The Company's cash flows are dependent on the cash flows of its subsidiaries, primarily ACE. Principal cash inflows of the Company were dividends from ACE and proceeds from the Company's credit facility. Dividends from ACE were $80.9 million, $82.2 million and $81.2 million for the years 1997, 1996 and 1995, respectively. Cash inflows from the Company's credit facility amounted to $15.9 million, $3.1 million and $34.5 million during the years 1997, 1996 and 1995, respectively.

  The Company has a $75 million revolving credit and term loan facility. The revolver is comprised of a 364-day senior revolving credit facility in the amount of $35 million and a three-year senior revolving credit facility in the amount of $40 million. Interest rates are based on senior debt ratings and on the borrowing option selected by the Company. As of December 31, 1997 and 1996, AEI had $53.5 million and $37.6 million outstanding, respectively, from this credit facility. This facility can be used to fund further reacquisitions of Company Common Stock and other general corporate purposes up until the effective date of the merger. At that time, a credit facility under Conectiv will provide financing for general corporate purposes.

  Principal cash outflows of the Company are dividends to shareholders and disbursements to subsidiaries and affiliated companies in the form of capital contributions, loans and advances. Dividends to shareholders amounted to $80.9 million in 1997 and $81.2 million in 1996 and 1995. Net Disbursements to subsidiaries and affiliated companies amounted to $12.8 million, $1.2 million and $.5 million for the years ended 1997, 1996 and 1995, respectively.

  During 1995, the Company reacquired and cancelled 1,625,000 shares for a total cost of $29.6 million with prices ranging from $17.625 to $18.875 per share. At December 31, 1996 and 1995, the Company has reacquired and cancelled a total of 1,846,700 shares of its common stock at a cost of $33.5 million. The Company did not reacquire and cancel any shares under this program during 1996 and 1997. The Company's program to reacquire up to three million shares of the it's common stock outstanding will expire with the merger.

  Agreements between the Company and its subsidiaries provide for allocation of tax liabilities and benefits generated by the respective subsidiaries. Credit support agreements exist between the Company and ATE and AGI.

ATLANTIC CITY ELECTRIC COMPANY

  ACE is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. ACE's service territory encompasses approximately 2,700 square miles within the southern one-third of New Jersey with the majority of customers being residential and commercial. Cash construction expenditures for 1995-1997 amounted to $268.6 million and included expenditures for upgrades to existing transmission and distribution facilities and compliance with provisions of the Clean Air Act Amendments of

1990. ACE's current estimate of cash construction expenditures for 1998-2000 is $220.5 million. These estimated expenditures reflect necessary improvements to generation, transmission and distribution facilities.

  On an interim basis, ACE finances construction costs and other capital requirements in excess of internally generated funds through the issuance of unsecured short term debt, consisting of commercial paper and notes from banks. As of December 31, 1997, ACE had authority to issue $150 million of short term debt, comprised of $100 million of committed lines of credit and $50 million on a when offered basis. At December 31, 1997, ACE had $77.9 million of unused short-term borrowing capacity. Short-term debt at December 31, 1997 decreased $9.3 million compared to December 31, 1996 and was used for general corporate purposes. This decrease is net of $16.4 million reclassified to noncurrent long-term debt due to the January 1998 issuance of medium term notes discussed below.

  Permanent financing by ACE is undertaken through the issuance of long term debt and preferred stock, and from capital contributions by AEI. ACE's nuclear fuel requirements associated with its jointly-owned units have been financed through arrangements with a third party.

  A summary of the issue and sale of ACE's long term debt and preferred securities for 1995-1997 is as follows:

                                                                1997  1996 1995
     (MILLIONS)                                                 ----  ---- ----
     Medium Term Notes......................................... $65    --  $105
     Pollution Control Bonds...................................  22.6  --    --
     Cumulative Quarterly Income Preferred Securities..........    -- $70    --

  The proceeds from these financings were used to refund higher cost debt, preferred stock, and for construction purposes. ACE may issue up to $150 million in long term debt to be used for construction, refundings and repayment of short term debt up through 2000. The provisions of ACE's charter, mortgage and debenture agreements can limit, in certain cases, the amount and type of additional financing which may be used. At December 31, 1997, ACE estimates additional funding capacities of $264.3 million of First Mortgage Bonds, or $489 million of preferred stock, or $110.8 million of unsecured debt. These amounts are not necessarily additive.

  On July 30, 1997, ACE issued $22.6 million aggregate principal amount of variable rate, tax-exempt pollution control bonds in two separate series:
$18.2 million Pollution Control Revenue Refunding Bonds, 1997 Series A due April 15, 2014 (Series A) and $4.4 million Pollution Control Revenue Refunding Bonds, 1997 Series B due July 15, 2017 (Series B). The Series A and the Series B bonds paid an initial weekly rate of 3.4% and 3.5%, respectively. Each subsequent rate is determined by the remarketing agent. The proceeds from the sale of the Series A and Series B bonds were applied to the September 2, 1997 redemption of $18.2 million aggregate principal amount of 7 3/8% Pollution Control Revenue Bonds of 1984, Series A and $4.4 million aggregate principal amount of 8 1/4% Pollution Control Revenue Bonds of 1987, Series B. Aggregate premiums paid for the September 2, 1997, redemption were $546,000 and $88,000, respectively.

  During 1997, ACE issued and sold $65 million aggregate principal amount of unsecured Medium Term Notes. Primarily, the notes were sold to cover the December 1, 1997, redemption of $20 million principal amount of 7.5% First Mortgage Bonds due April 1, 2002 and $29.976 million principal amount of 7.75% First Mortgage Bonds due June 1, 2003. Aggregate premiums paid for the redemption of these bonds were $240,000 and $440,647, respectively.

  On January 12, 1998, ACE issued $85 million of Secured Medium Term Notes, Series D maturing at January 2003 and January 2006. The Notes paid fixed interest rates of 6.0%, 6.2% and 6.2%. The net proceeds to be received by the Company from the issuance and sale of the Medium Term Notes will be applied to the repayment of outstanding short-term and long-term indebtedness, including the redemption of certain series of First Mortgage Bonds, Preferred Stock and unsecured short-term debt due in 1998.

  Listed below is a schedule of redemptions of Preferred Stock and long term debt redeemed, acquired and retired or matured for the period 1995-1997.

                                                    SHARES
                                           -------------------------- REDEMPTION
                                            1997     1996      1995     PRICE
                                            ----     ----      ----   ----------
     Preferred Stock:
      (Series)
       $8.20.............................. 200,000  200,000            $100.00
       $8.53..............................          120,000             101.00
        7.52%.............................          100,000             101.88
       $8.25..............................           50,000             104.45
       $7.80..............................          460,500             111.00
       $8.53..............................                    240,000   100.00
       $8.25..............................                      5,000   100.00
     Aggregate Amount (000)............... $20,000  $98,876*  $24,500

--------
*  includes commissions and premiums

                                                            PRINCIPAL REDEMPTION
        DATE                                    SERIES       AMOUNT    PRICE %
        ----                                    ------      --------- ----------
                                                              (000)
     Long Term Debt:
      September 1997......................  7 3/8% due 2014  $18,200    103.00
      September 1997......................  8 1/4% due 2017    4,400    102.00
      December 1997.......................  7 1/2% due 2002   20,000    101.20
      December 1997.......................  7 3/4% due 2003   29,976    101.47
      February 1996.......................  5 1/8% due 1996    9,980    100.00
      February 1996.......................  5 1/4% due 1996    2,267    100.00
      October 1995........................  9 1/4% due 2019   53,857    105.15
      October 1995........................ 10 1/2% due 2014      850    101.00

  On May 1, 1997, ACE satisfied the sinking fund requirements of $100,000 for its 7 1/4% Debentures and on December 1, 1997 satisfied the sinking fund requirement of $75,000 of its 6 3/8% Pollution Control Series due December 1, 2006. Scheduled maturities and sinking fund requirements for long term debt and preferred stock aggregate $199.3 million for 1998-2002.

  On April 1, 1997 ACE and other New Jersey utilities were required to pay excise taxes to the State of New Jersey. ACE paid $91.1 million funded through the issuance of short term debt with repayment of such debt occurring during the second and third quarters.

ATLANTIC ENERGY ENTERPRISES, INC.

  AEE is a holding company which is responsible for the management of the investments in the nonutility companies consisting of: Atlantic Generation, Inc. (AGI); Atlantic Southern Properties, Inc. (ASP); ATE Investment, Inc.
(ATE); Atlantic Thermal Systems, Inc. (ATS); CoastalComm, Inc. (CCI) and Atlantic Energy Technology, Inc. (AET). Also, AEE has a 50% equity interest in Enerval, LLC, (Enerval) a company which provides energy management services, including natural gas supply, transportation and marketing.

  As a service to Enerval, the other 50% owner enters into futures contracts on Enerval's behalf. As of December 31, 1997, this owner entered into natural gas futures contracts on behalf of Enerval for 9.3 million DTH at a price range of $1.90 to $3.20, through March 2000 in the notional amount of $21.2 million. The original contract terms range from one month to two years. Enerval's futures contracts hedge $21.7 million in anticipated natural gas sales. The counterparties to the futures contracts are the New York Mercantile Exchange and major over the counter market traders. The Company believes the risk of nonperformance by these counterparties is not significant. If the contracts had been terminated at December 31, 1997, $0.6 million would have been payable by Enerval for the natural gas price fluctuations.

  AEE obtains funds for its investments and operating needs through advances from AEI and notes payable to ATE. Funds for AEE capital investments will be provided through issuance of ATE long term debt and equity investments by AEI up to the effective merger date.

ATLANTIC GENERATION, INC.

  AGI is engaged in the development, acquisition, ownership and operation of cogeneration power projects. AGI's activities through its subsidiaries are primarily represented by partnership interests in cogeneration facilities located in New Jersey. At December 31, 1997, total investments in these partnerships amounted to $18.7 million.

ATLANTIC SOUTHERN PROPERTIES, INC.

  ASP owns and manages two commercial office buildings and a warehouse facility located in Atlantic County, New Jersey with a net book value of $9.2 million at December 31, 1997. In 1996 a write-down of the carrying value of a facility of $0.8 million, net of tax was recorded to reflect the recognition of the diminished value due to the excess vacancy and a decline in the local commercial real estate market. This investment has been funded by capital contributions from AEI and borrowings under a loan agreement with ATE.

ATE INVESTMENT, INC.

  ATE provides financing to affiliates and manages a portfolio of investments in leveraged leases. ATE has invested $80.4 million in leveraged leases of three commercial aircraft and two containerships. ATE along with an unaffiliated company joined together to create an equity limited partnership, EnerTech Capital Partners, L.P., (Enertech). Enertech invests in and supports a variety of energy related technology growth companies. At December 31, 1997 ATE had invested $10.2 million in this partnership. Enertech accounts for its investment under the investment method of accounting. ATE obtained funds for its business activities and loans to affiliates through capital contributions from AEI and external borrowings. These borrowings include $15 million principal amount of 7.44% Senior Notes due 1999 and a revolving credit and term loan facility of up to $25 million. At December 31, 1997, $5.0 million was outstanding under this facility. ATE's cash flows are provided from lease rental receipts and realization of tax benefits generated by the leveraged leases. ATE has notes receivable, including interest, outstanding with ASP which totaled $10.3 million at December 31, 1997. ATE has established credit arrangements with AEE, of which $8.3 million was a receivable, including interest, at December 31, 1997.

ATLANTIC THERMAL SYSTEMS, INC.

  ATS and its wholly-owned subsidiaries are engaged in the development and operation of thermal heating and cooling systems. ATS plans to make $125 million in capital expenditures related to district heating and cooling systems to serve the business and casino district in Atlantic City, New Jersey and has invested $84.8 million as of December 31, 1997. Construction for the Midtown Energy Center is complete and has been in a testing phase since October 1997. Commercial operation began January 1, 1998. ATS has obtained funds for its project development through a revolving credit agreement and term loan. ATS's $100 million credit facility was amended and restated to $143 million in October 1997. Up to $50 million of the available credit commitment can be used to establish letters of credit. As of December 31, 1997, $89.1 million was outstanding under this facility. Additional funding for the project came from $12.5 million from the proceeds of special, limited obligation bonds issued by the New Jersey Economic Development Authority (NJEDA). Proceeds from the sale were placed in escrow. The proceeds may be released to the ATS partnership and used to pay certain "qualified costs" subject to satisfaction of certain conditions. In November 1997, ATS satisfied the escrow release conditions and remarketed, through underwriters, $12.5 million principal amount, Series 1995 Thermal Energy

Facilities Revenue Bonds due December 1, 2009 at variable rates of interest. Since issuance, the interest rates to the ATS partnership have ranged from 2.5% to 4.1%. In addition, the NJEDA issued an additional $18.5 million in limited obligation bonds which were sold, through underwriters, as Series 1997 Thermal Energy Facilities Revenue Bonds due December 1, 2031 at variable rates which have ranged from 2.5% to 4.1%. ATS applied $20.0 million of bond proceeds to reimburse it for certain qualifying costs incurred during construction of the Midtown Energy Center in Atlantic City, New Jersey. Proceeds of $11.0 million remained in escrow at December 31, 1997 pending verification of compliance with NJEDA qualifications.

  ATS has agreements with six casinos in Atlantic City, New Jersey to operate their heating and cooling systems. As part of these agreements, ATS has paid $27.5 million in license fees for the right to operate and service such systems for a period of 20 years. ATS recorded $1.2 million in expense for these license fees which are recorded on the Consolidated Balance Sheet as License Fees and are being amortized to expense over the life of the contracts.

RESULTS OF OPERATIONS

  Operating results of AEI as a consolidated group are dependent upon the performance of its subsidiaries, primarily ACE.

OPERATING REVENUES

  Operating revenues increased 10.6% and 4.1% in 1997 and 1996, respectively. Electric revenues increased 8.1% and 3.0% in 1997 and 1996, respectively. Components of the overall operating revenue changes are shown as follows:

                                                                 1997    1996
                                                                 ----    ----
     (MILLIONS)
     Base Revenues............................................. $  1.0  $ (8.9)
     Refund Credits............................................     --   (13.0)
     Levelized Energy Clause...................................   15.3    29.3
     Kilowatt-hour Sales.......................................   (4.1)   32.2
     Unbilled Revenues.........................................   11.8   (17.6)
     Wholesale Market Sales....................................   70.2     1.9
     Sales for Resale..........................................  (16.9)    6.0
     Other Services............................................   25.4    10.0
     Other.....................................................    2.6     (.9)
                                                                ------  ------
     Total..................................................... $105.3  $ 39.0
                                                                ======  ======

  The increase in Base Revenues for the current year reflects the $13.0 million refund to customers recorded in 1996 as the result of a stipulation agreement which was offset by the effects of ACE's BPU approved Off-Tariff Rate Agreements (OTRAs). OTRAs are special reduced rates offered by ACE to at-risk customers which aggregated $10.5 million and $3.5 million for the years ended December 31, 1997 and 1996, respectively. At-risk customers are customers who may choose to leave ACE's energy system because they have alternative energy sources available. The Refund Credits are the result of the October 22, 1996 stipulations for the $13.0 million settlement concerning the outages of the Salem Units and the alleged overrecovery of capacity costs from nonutility generation facilities. See Note 3 of the consolidated financial statements for further details regarding the stipulations.

  LEC revenues increased in 1997 due to a rate increase of $27.6 million in July 1996. Changes in kilowatt-hour sales are discussed under "Billed Sales to Ultimate Utility Customers." Overall, the combined effects of changes in rates charged to customers and kilowatt-hour sales resulted in increases of 2.4% and 0.9% in revenues per kilowatt-hour in 1997 and 1996, respectively. The changes in Unbilled Revenues are a result of the amount of kilowatt-hours consumed by, but not yet billed to, ultimate customers at the end of the respective periods, which are affected by weather and economic conditions, and the corresponding price per kilowatt-hour.

  Wholesale Market Sales represent bulk power sales, which are not subject to price regulation. ACE began making such sales in July 1996. Wholesale Market Sales and the related expenses were previously included in Other-Net, within Other Income on the Consolidated Statement of Income. (See Note 1 --
 Reclassification). The increase in 1997 sales represent an increase in bulk power sales due to a full year's operation as well as a result of ACE's strategy and development of a business opportunity.

  The changes in Sales for Resale are a function of ACE's energy mix strategy, which in turn is dependent upon ACE's needs for energy, the energy needs of other utilities participating in the regional power pool of which ACE is a member, and the sources and prices of energy available. The decrease in the 1997 Sales for Resale is primarily due to a change in ACE's energy mix strategy, using Wholesale Market Sales to service previous Sales for Resale customers.

  Other Services Revenues represent non-regulated energy services of ACE and revenues of AEE which were previously included in Other-Net, within Other Income on the Consolidated Statement of Income. Other Services Revenues increased significantly primarily reflecting ATS's casino heating and cooling service contracts and the growth of ACE's energy services programs.

BILLED SALES TO ULTIMATE UTILITY CUSTOMERS

  Changes in kilowatt-hour sales are generally due to changes in the average number of customers and average customer use, which is affected by economic and weather conditions. Energy sales statistics, stated as percentage changes from the previous year, are shown as follows:

                                               1997                  1996
                                               ----                  ----
                                                AVG     AVG#         AVG   AVG #
     CUSTOMER CLASS                     SALES   USE    OF CUST SALES USE  OF CUST
     --------------                     -----   ---    ------- ----- ---  -------
     Residential....................... (3.7)%  (4.6)%   1.0%   3.2% 2.4%   0.8%
     Commercial........................  1.3    (0.5)    1.8    3.0  2.0    1.0
     Industrial........................  3.2     2.6     0.6    7.1  5.5    1.5
     Total............................. (0.6)   (1.7)    1.1    3.6  2.8    0.8

  The 1997 decrease in actual billed sales was due to unfavorable weather in 1997 and a lesser number of billing days in 1997 compared to 1996. The decrease in 1997 Residential sales was a result of above normal temperatures in the first quarter of 1997 and cooler than normal weather in late August and early September 1997. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to commercial sales growth in 1997. The increased 1997 Industrial sales were primarily due to the impact of two customers that had previously been supplied by an independent power producer.

  In 1996, the growth rate of actual billed sales increased significantly from 1995 due to an increase in the number of billing days and more favorable weather conditions. Sales growth was offset by cooler than normal summer weather conditions in 1996. Casino expansions and construction around Atlantic City, New Jersey were significant contributors to commercial sales growth in 1996. The increase in 1996 Industrial sales was primarily due to the impact of two customers, which began service in late 1996, that had previously been supplied by an independent power producer.

COSTS AND EXPENSES

  Total Operating Expenses for the Company increased 8.9% and 9.1% in 1997 and 1996, respectively. Operating expenses for ACE increased 8.5% in both 1997 and 1996. Included in these expenses are the costs of energy, purchased capacity, operations, maintenance, depreciation, state excise taxes and taxes other than income tax.

 Operating Expenses

  Energy expense reflects costs incurred for energy needed to meet load requirements, various energy supply sources used, wholesale market purchases and operation of the LEC. Changes in costs reflect the varying availability of low-cost generation from ACE-owned and purchased energy sources, and the corresponding unit prices of the energy sources used, as well as changes in the needs of other utilities participating in the Pennsylvania-New Jersey-Maryland Interconnection Power Pool. The cost of energy, except for the nonregulated purchases, is recovered from customers primarily through the operation of the LEC. Generally, earnings are not affected by recoverable energy costs because these costs are adjusted to match the associated LEC revenues. However, ACE had voluntarily foregone recovery of certain amounts of otherwise recoverable fuel costs through its Southern New Jersey Economic Initiative (SNJEI), thereby, reducing earnings through May 1996, as indicated below. Otherwise, in any period, the actual amount of LEC revenue recovered from customers may be greater or less than the actual amount of recoverable energy cost incurred in that period. Such respective overrecovery or underrecovery of energy costs is recorded on the Consolidated Balance Sheet as a liability or an asset as appropriate. Amounts from the balance sheet are recognized in the Consolidated Statement of Income within Energy expense during the period in which they are subsequently recovered through the LEC. ACE was underrecovered by $27.4 million and by $33.5 million at December 31, 1997 and 1996, respectively.

  Energy expense increased 30.3% in 1997 primarily due to expenses associated with the first full year of activity in Wholesale Market Sales. Energy expense increased 17.4% in 1996 primarily due to the changes in the LEC effective July 17, 1996, permitting ACE to begin recovering over $35.3 million in previously deferred energy costs. Production related energy costs for 1996 increased 5.3% due to increased sales. As a result of implementing the SNJEI, after tax net income has been reduced by $2.7 million for 1996.

  Purchased Capacity expense reflects entitlement to generating capacity owned by others. Purchased Capacity expense increased 2.7% in 1996. The increase reflects additional contract capacity supplied by nonutility power producers.

  Operations expenses decreased 3.4% in 1997 and increased 9.9% in 1996. The decrease in 1997 reflects reductions in operations expense relating to the Salem outages. The 1996 increase reflects additional costs associated with Salem Station restart activities offset in part by a credit for the estimated 1995 Nuclear Performance Penalty.

  Maintenance expense decreased 26.2% in 1997. This decrease reflects reductions in maintenance expenses relating to the Salem outage. Maintenance expense increased 28.8% in 1996 as a result of additional cost associated with the Salem Station restart activities, and increased maintenance initiatives.

  Termination of Employee Benefits represents amounts recorded in December 1997 for the cost to terminate various pension and compensation plans in anticipation of the merger.

  Other-Net within Other Income increased 20.6% in 1997, this was primarily due to a gain on the sale of property. Other-net decreased 29.5% in 1996 due to the net after-tax impacts of the write-down of the carrying value of ASP's commercial property of $1.2 million, the contingency loss for the sale of Binghamton Cogeneration facility of $2.5 million. Also included is a loss of $1.6 million from AEE's investment in Enerval due to a combination of unhedged gas sales agreements and higher spot market prices for gas.

  Interest expense increased 2.2% in 1997 and 4.6% in 1996 due primarily to increased short-term debt borrowings.

  Preferred Securities Dividend Requirements decreased 6.5% and 22.5% in 1997 and 1996, respectively, as a result of mandatory and optional redemptions.

 Income Taxes

  Federal Income Taxes increased 33.1% in 1997 and decreased 28.5% in 1996 as a result of the level of taxable income during those periods.

SALEM NUCLEAR GENERATING STATION

  ACE is an owner of 7.41% of Salem Units 1 and 2, which are operated by Public Service Electric and Gas Company (PS). The Salem units represent 164 MWs of ACE's total installed capacity of 2,415.7 MWs. Salem Unit 1 has been out of service since May 16, 1995. Salem Unit 2, out of service since June 7, 1995 returned to service on August 30, 1997 and reached 100% power on September 23, 1997.

  PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed. The cost of purchasing and installing the steam generators, as well as the disposal of the old generators is $186 million, of which ACE's share is $13.8 million. The unit is currently expected to return to service during the second quarter of 1998. Restart of Salem Unit 1 is also subject to NRC approval.

  The Salem Station outages has caused ACE to incur replacement power costs of approximately $700 thousand per month per unit. As previously discussed, ACE's replacement power costs for the current and recent outage, up to the agreed-upon return-to-service date of June 30, 1997 for Salem Unit 1 and December 31, 1996 for Salem Unit 2, will be recoverable in rates in ACE's 1997 LEC proceeding. Replacement power costs incurred after the agreed-upon return-to-service date for the Salem Station will not be recoverable in rates. ACE has incurred $10.2 million in non-recoverable replacement power costs to date related to Salem.

  ACE entered into an agreement with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the agreement, ACE was obligated to pay to PS $10 million of O&M expense, as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of the units. As a result of this Agreement, ACE agreed to dismiss the complaint filed in the Superior Court of New Jersey in March 1996 alleging negligence and breach of contract.

  On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under Federal and state statutes alleging fraud, negligent misrepresentation and breach of contract. The litigation is continuing in accordance with the schedule established by the court.

OTHER

  The Energy Policy Act of 1992 permits the Federal government to assess investor-owned electric utilities that have ownership interests in nuclear generating facilities for the decontamination and decommissioning of Federally operated nuclear enrichment facilities. Based on its ownership in five nuclear generating units, ACE has a liability of $4.6 million and $5.3 million at December 31, 1997 and 1996, respectively, for its obligation to be paid over the next 12 years. ACE has an associated regulatory asset of $5.0 million and $5.7 million at December 31, 1997 and 1996, respectively. Amounts are currently being recovered in rates for this liability and the regulatory asset is concurrently being amortized to expense based on the annual assessment billed by the Federal government.

  ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. According to a December 1996 stipulation agreement, the performance of Salem Units 1 and 2 shall not be included in the calculation of a nuclear performance penalty for the period each unit was taken out of service up to each unit's respective return-to-service date. The parties to the stipulation agreed that for the years 1995 and 1996, there will be no penalty under the nuclear performance standard. Additionally, ACE will not incur a nuclear performance penalty for 1997.

YEAR 2000 DISCLOSURE

  The Company's Information Technology Department (IT), through a Conectiv project team, has developed a strategy to address and correct the year 2000 problem (Y2K). An inventory of the Company's computer applications, hardware and system software and infrastructure has been completed. An initial assessment of these systems has been made as they relate to the Y2K. The project team's goal is to resolve Y2K related problems associated with core systems by the close of 1998. The Company has also contacted major vendors to review remediation of their Y2K issues. The Company estimates that approximately $3 million is necessary for IT to complete the scope of their responsibilities. The Company has not estimated the expected cost to complete this project in all other areas. The Company believes that it is taking the necessary steps to minimize the risk of an interruption of service to its operations and customers.

OUTLOOK

  With the merger of AEI into a new company known as Conectiv the Company is focusing on the objectives of Conectiv which will be carried out by three strategic business units -- Regulated Delivery, Energy Supply and Retail Businesses. The business units will provide services to the competitive regional marketplace aligning Conectiv's organization with the changing needs of its customers and markets. Regulated Delivery will focus on providing high value utility delivery service to customers. Energy Supply will maximize the value of generation, while managing the transition to a competitive generation market. The goal of the Retail businesses is to become a regional full-service company providing value-added products and services for the retail energy consumer which create customer loyalty and satisfaction.

  The utility business will continue to be the primary factor influencing Conectiv's overall financial performance. For ACE, legislative changes in the regulated electric utility industry in New Jersey will have a significant impact on ACE's economic viability and ability to compete in the energy marketplace. ACE's restructuring filing, which proposes customer choice starting October 1998, outlines a plan that could ultimately reduce rates by 9%. Achievement of such goals will depend upon the success of ACE's commitment to good-faith negotiations with independent power producers, as well as legislation to support securitization for the full amount of its stranded costs.

  ACE's restructuring filing supports full recovery of stranded costs, which it believes is also necessary to move to a competitive environment. If ACE is required to recognize amounts as unrecoverable, ACE may be required to write down asset values, and such writedowns could be material.

  ACE's generation business will be faced with the effects of competition in the very near term. ACE's retail prices are expected to be critical success factors in a competitive marketplace. At this time ACE cannot predict, with certainty when it will stop applying SFAS 71 for its generation business and cannot predict the impacts for its generation business or predict the impacts on its financial condition as a result of applying SFAS 101.

  ACE's utility business will continue to be affected by regional economic trends and social initiatives, as well as the impacts of abnormal weather and inflation. Such regional economic trends are favorable and include the growth of Atlantic City and the gaming industry. Ongoing requirements for service reliability, and compliance with existing and new environmental regulations, will continue to cause additional capital investments to be made by ACE. ACE's planned construction budget is $324.8 million for the five year period beginning in 1998. ACE's ability to generate cash flows or access the capital markets may be affected by competitive pressures on revenues and income.

  As of January 1, 1998 ATS's Midtown Energy Center began operations servicing casino-hotels within the city of Atlantic City. These operations are for phase 1 of a 5 phase plan to service customers in the "Midtown" section of the city. As of January 1, 1998, 78% of the capitalized costs for the Midtown Energy Center are in operation. ATS arose out of a business opportunity resulting from the combination of casino growth and expansion and state environmental and regulatory changes. ATS has undertaken additional projects and continues to explore opportunities locally and throughout the United States. All of AEE's businesses will be blended into Conectiv's strategic plans and current businesses and investments will be evaluated to support corporate objectives.

  The merger is part of a wider trend in the utility industry toward consolidation and strategic partnerships in order to create larger, stronger companies for the onset of competition. The opportunities which will be derived from increased financial strength, improved management, efficiencies of operations and better utilization and coordination of existing and future facilities will provide Conectiv the strategic and operational opportunities to better meet the coming competitive environment.

INFLATION

  Inflation affects the level of operating expenses and also the cost of new utility plant placed in service. Traditionally, the rate making practices that have applied to ACE have involved the use of historical test years and the actual cost of utility plant. However, the ability to recover increased costs through rates, whether resulting from inflation or otherwise, depends upon both market circumstances and the frequency, timing and results of rate case decisions.

OTHER

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a new "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been and will be made in written documents and oral presentation of AEI and its subsidiaries. Such statements are based on managements beliefs as well as assumptions made by and information currently available to management. When used in AEI and subsidiary documents or oral presentation, the words "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify such forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation, and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; federal and state regulatory actions; costs of construction; operating restrictions, increased cost and construction delays attributable to environmental regulations; controversies regarding electric and magnetic fields; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating station; and credit market concerns with these issues. AEI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by AEI and its subsidiaries prior to the effective date of the Act.

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

  The information required by this item is incorporated herein by reference from the following portions of AEI's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to ACE and its subsidiary: Financial Summary, Liquidity and Capital Resources --
 Atlantic City Electric Company, Results of Operations, Salem Nuclear Generating Station, Competition, Outlook, Inflation and Other.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF MANAGEMENT-ATLANTIC ENERGY, INC.

  The management of Atlantic Energy, Inc. and its subsidiaries (the Company) is responsible for the preparation of the consolidated financial statements presented in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management made informed judgments and estimates, as necessary, relating to events and transactions reported.

  Management has established a system of internal accounting and financial controls and procedures designed to provide reasonable assurance as to the integrity and reliability of financial reporting. In any system of financial reporting controls, inherent limitations exist. Management continually examines the effectiveness and efficiency of this system, and actions are taken when opportunities for improvement are identified. Management believes that, as of December 31, 1997, the system of internal accounting and financial controls over financial reporting is effective. Management also recognizes its responsibility for fostering a strong ethical climate in which the Company's affairs are conducted according to the highest standards of corporate conduct. This responsibility is characterized and reflected in the Company's code of ethics and business conduct policy.

  The consolidated financial statements have been audited by Deloitte & Touche LLP, Certified Public Accountants. Deloitte & Touche LLP provides objective, independent audits as to management's discharge of its responsibilities insofar as they relate to the fairness of the financial statements. Their audits are based on procedures believed by them to provide reasonable assurance that the financial statements are free of material misstatement.

  The Company's internal auditing function conducts audits and appraisals of the Company's operations. It evaluates the system of internal accounting, financial and operational controls and compliance with established procedures. Both the external auditors and the internal auditors periodically make recommendations concerning the Company's internal control structure to management and the Audit Committee of the Board of Directors. Management responds to such recommendations as appropriate in the circumstances. None of the recommendations made for the year ended December 31, 1997 represented significant deficiencies in the design or operation of the Company's internal control structure.

                                            /s/ J. L. Jacobs
                                            J. L. Jacobs
                                            Chairman and Chief Executive
                                            Officer

                                            /s/ M. J. Barron
                                            M. J. Barron
                                            Senior Vice President and Chief
                                            Financial Officer

February 2, 1998

                         REPORT OF THE AUDIT COMMITTEE

  The Audit Committee of the Board of Directors is comprised solely of independent directors. The members of the Committee are: Matthew Holden, Jr., Kathleen MacDonnell, Bernard J. Morgan and Harold J. Raveche. The Committee held four meetings during 1997.

  The Committee oversees the Company's financial reporting process on behalf of the Board of Directors. In fulfilling its responsibility, the Committee recommended to the Board of Directors, subject to shareholder ratification, the selection of the Company's independent auditors, Deloitte & Touche LLP. The Committee discussed with the Company's internal auditors and Deloitte & Touche LLP, the overall scope of and specific plans for their respective activities concerning the Company. The Committee meets regularly with the internal and external auditors, without management present, to discuss the results of their activities, the adequacy of the Company's system of accounting, financial and operational controls and the overall quality of the Company's financial reporting. The meetings are designed to facilitate any private communication with the Committee desired by the internal and external auditors. No significant actions by the Committee were required during the year ended December 31, 1997 as a result of any communications conducted.

                                            /s/ Matthew Holden, Jr.
                                            Matthew Holden, Jr.
                                            Chairman, Audit Committee

February 2, 1998

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of Atlantic Energy, Inc.:

  We have audited the accompanying consolidated balance sheets of Atlantic Energy, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic Energy, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

 /s/ Deloitte & Touche LLP
-----------------------
Deloitte & Touche LLP

February 2, 1998 (March 1, 1998 as to Note 4)
Parsippany, New Jersey

                     ATLANTIC ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS, IN THOUSANDS)

                                     ASSETS

                                                             DECEMBER 31,
                                                             ------------
                                                            1997        1996
                                                            ----        ----
Electric Utility Plant
In Service:
 Production............................................. $1,242,049  $1,212,380
 Transmission...........................................    383,577     373,358
 Distribution...........................................    763,915     731,272
 General................................................    195,745     191,210
                                                         ----------  ----------
Total In Service........................................  2,585,286   2,508,220
Less Accumulated Depreciation...........................    934,235     871,531
                                                         ----------  ----------
Utility Plant in Service-Net............................  1,651,051   1,636,689
Construction Work in Progress...........................     95,120     117,188
Land Held for Future Use................................      5,604       5,604
Leased Property-Net.....................................     39,730      39,914
                                                         ----------  ----------
                                                          1,791,505   1,799,395
                                                         ----------  ----------
Investments and Nonutility Property
 Investment in Leveraged Leases.........................     80,448      79,687
 Nuclear Decommissioning Trust Fund.....................     81,650      71,120
 Nonutility Property and Equipment-Net..................    105,356      46,147
 Other Investments and Funds............................     53,859      53,550
                                                         ----------  ----------
                                                            321,313     250,504
                                                         ----------  ----------
Current Assets
Cash and Temporary Investments..........................     17,224      15,278
Accounts Receivable:
 Utility Service........................................     64,511      64,432
 Miscellaneous..........................................     42,034      32,547
 Allowance for Doubtful Accounts........................     (3,500)     (3,500)
Unbilled Revenues.......................................     36,915      33,315
Fuel (at average cost)..................................     29,242      29,682
Materials and Supplies (at average cost)................     20,893      23,815
Working Funds...........................................     15,126      15,517
Deferred Energy Costs...................................     27,424      33,529
Prepaid Excise Tax......................................      3,804       7,125
Other...................................................     14,349      11,354
                                                         ----------  ----------
                                                            268,022     263,094
                                                         ----------  ----------
Deferred Debits
Unrecovered Purchased Power Costs.......................     66,264      83,400
Recoverable Future Federal Income Taxes.................     85,858      85,858
Unrecovered State Excise Taxes..........................     45,154      54,714
Unamortized Debt Costs..................................     44,947      44,423
Deferred Other Post Employee Benefit Costs..............     37,476      32,609
Other Regulatory Assets.................................     24,637      26,966
License Fees............................................     26,081      17,733
Other...................................................     12,627      12,066
                                                         ----------  ----------
                                                            343,044     357,769
                                                         ----------  ----------
Total Assets............................................ $2,723,884  $2,670,762
                                                         ==========  ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     ATLANTIC ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS, IN THOUSANDS)

                         LIABILITIES AND CAPITALIZATION

                                                             DECEMBER 31,
                                                             ------------
                                                            1997       1996
                                                            ----       ----
Capitalization
Common Shareholders' Equity
Common Stock, no par value; 75,000,000 shares
 authorized; issued and outstanding:
1997 -- 52,504,479; 1996 -- 52,502,479.................. $  563,460 $  562,746
Retained Earnings.......................................    221,623    227,630
Unearned Compensation...................................         --     (2,982)
                                                         ---------- ----------
Total Common Shareholders' Equity.......................    785,083    787,394
Preferred Securities of ACE:
 Not Subject to Mandatory Redemption....................     30,000     30,000
 Subject to Mandatory Redemption........................     33,950     43,950
 ACE-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of ACE........................     70,000     70,000
Long Term Debt..........................................    879,744    829,745
                                                         ---------- ----------
                                                          1,798,777  1,761,089
                                                         ---------- ----------
Current Liabilities
Preferred Stock Redemption Requirement..................         --     10,000
Capital Lease Obligation-Current Portion................        653        702
Long Term Debt-Current Portion..........................    147,566     98,250
Short Term Debt.........................................     55,675     64,950
Accounts Payable........................................     65,369     66,508
Taxes Accrued...........................................      6,049      7,504
Interest Accrued........................................     20,116     20,241
Dividends Declared......................................     21,215     21,701
Deferred Income Taxes...................................      1,888      3,190
Provision for Rate Refunds..............................         --     13,000
Other...................................................     23,995     20,853
                                                         ---------- ----------
                                                            342,526    326,899
                                                         ---------- ----------
Deferred Credits and Other Liabilities
Deferred Income Taxes...................................    439,267    434,108
Deferred Investment Tax Credits.........................     44,043     46,577
Capital Lease Obligations...............................     39,077     39,212
Accrued Other Post Retirement Employee Benefit Costs....     37,476     32,609
Other...................................................     22,718     30,268
                                                         ---------- ----------
                                                            582,581    582,774
                                                         ---------- ----------
Commitments and Contingencies (Note 11)
Total Liabilities and Capitalization.................... $2,723,884 $2,670,762
                                                         ========== ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     ATLANTIC ENERGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1997         1996        1995
                                              ----         ----        ----
Operating Revenues
Electric................................  $  1,061,986  $  982,123  $  953,137
Other Services..........................        40,374      14,915       4,917
                                          ------------  ----------  ----------
                                             1,102,360     997,038     958,054
                                          ------------  ----------  ----------
Operating Expenses
Energy..................................       293,457     225,185     191,766
Purchased Capacity......................       197,386     195,699     190,570
Operations..............................       170,340     176,326     160,503
Maintenance.............................        32,858      44,534      34,564
Termination of Employee Benefit Plans...        23,559          --          --
Depreciation and Amortization...........        83,950      81,595      79,232
State Excise Taxes......................       103,991     104,815     102,811
Taxes Other Than Income.................         7,616      10,207       8,977
                                          ------------  ----------  ----------
                                               913,157     838,361     768,423
                                          ------------  ----------  ----------
Operating Income........................       189,203     158,677     189,631
                                          ------------  ----------  ----------
Other Income and Expense
Allowance for Equity Funds Used During
 Construction...........................           815         879         817
Other-Net...............................        14,598      12,100      17,155
                                          ------------  ----------  ----------
                                                15,413      12,979      17,972
                                          ------------  ----------  ----------
Interest Charges
Interest Expense........................        70,619      69,116      66,049
Allowance for Borrowed Funds Used During
 Construction...........................        (1,003)       (976)     (1,678)
                                          ------------  ----------  ----------
                                                69,616      68,140      64,371
                                          ------------  ----------  ----------
Less Preferred Securities Dividends
 Requirements of Subsidiary.............        10,596      11,332      14,627
                                          ------------  ----------  ----------
Income Before Income Taxes..............       124,404      92,184     128,605
                                          ------------  ----------  ----------
Income Taxes............................        49,999      33,417      46,837
                                          ------------  ----------  ----------
Net Income..............................  $     74,405  $   58,767  $   81,768
                                          ============  ==========  ==========
Common Stock
Average Basic Shares Outstanding (000)..        52,281      52,299      52,595
Average Diluted Shares Outstanding
 (000)..................................        52,492      52,299      52,595
Basic and Diluted Earnings Per Share....  $       1.42  $     1.12  $     1.55
Dividends Declared Per Share............  $       1.54  $     1.54  $     1.54
Dividends Paid Per Share................  $       1.54  $     1.54  $     1.54

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     ATLANTIC ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS, IN THOUSANDS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1997        1996        1995
                                              ----        ----        ----
Cash Flows of Operating Activities
Net Income................................ $   74,405  $   58,767  $   81,768
Unrecovered Purchased Power Costs.........     17,136      16,417      15,721
Deferred Energy Costs.....................      6,105      (2,095)    (20,435)
Depreciation and Amortization.............     83,950      81,595      79,232
Deferred Income Taxes-Net.................        993       6,192      25,946
Unrecovered State Excise Taxes............      9,560       9,560       9,560
Employee Separation Costs.................       (308)     (7,179)    (19,112)
Net Changes Working Capital Components:
 Accounts Receivable & Unbilled Revenues..    (13,166)     (5,004)    (24,400)
 Accounts Payable.........................     (1,139)      5,651      (5,222)
 Inventory................................      3,362      (2,602)      4,960
 Other....................................     (6,178)     11,503     (20,125)
 Rate Refunds.............................    (13,000)     13,000          --
Other-Net.................................      6,055      (2,653)      5,841
                                           ----------  ----------  ----------
Net Cash Provided by Operating
 Activities...............................    167,775     183,152     133,734
                                           ----------  ----------  ----------
Cash Flows of Investing Activities
Utility Construction Expenditures.........    (80,849)    (86,805)   (100,904)
Leased Nuclear Fuel Material..............     (9,105)     (6,833)    (10,446)
Nonutility Construction Expenditures......    (59,879)    (25,451)     (5,226)
Other-Net.................................    (15,210)    (14,783)    (23,794)
                                           ----------  ----------  ----------
Net Cash Used by Investing Activities.....   (165,043)   (133,872)   (140,370)
                                           ----------  ----------  ----------
Cash Flows of Financing Activities
Proceeds from Long Term Debt..............    169,091      45,075     168,904
Retirement/Maturity of Long Term Debt.....    (87,566)    (12,266)    (57,489)
Issuance of Preferred Securities of
 Subsidiary Trust.........................         --      70,000          --
Increase in Short Term Debt...............      7,150      34,405      21,945
Repurchase of Common Stock................         --          --     (29,626)
Redemption of Preferred Stock-ACE.........    (20,000)    (98,876)    (24,500)
Dividends Declared on Common Stock........    (80,856)    (81,163)    (81,088)
Proceeds-Capital Lease Obligations........      9,105       6,833      10,466
Other-Net.................................      2,290      (3,701)     (1,399)
                                           ----------  ----------  ----------
Net Cash (Used) Provided by Financing
 Activities...............................       (786)    (39,693)      7,213
                                           ----------  ----------  ----------
Net Increase in Cash and Temporary
 Investments..............................      1,946       9,587         577
Cash and Temporary Investments:
 Beginning of Year........................     15,278       5,691       5,114
                                           ----------  ----------  ----------
 End of Year.............................. $   17,224  $   15,278  $    5,691
                                           ==========  ==========  ==========
Supplemental Schedule of Payments:
Interest.................................. $   73,859  $   68,551  $   61,160
Income taxes.............................. $   49,072  $   28,101  $   30,769

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     ATLANTIC ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                          COMMON SHAREHOLDERS' EQUITY
                   (DOLLARS, IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON   RETAINED    UNEARNED
                                      SHARES     STOCK    EARNINGS  COMPENSATION
                                      ------     ------   --------  ------------
Balance, December 31, 1994......... 54,155,245  $593,475  $249,181    $(3,170)
                                    ----------  --------  --------    -------
Net Income.........................                         81,768
Dividends on Common Stock..........                        (81,208)
Common Stock Issued:
 Equity Incentive Plan.............      9,234      (144)                 162
 ACE Plan..........................     (7,601)     (163)
 Common Stock Expenses.............                 (106)
Reacquired Shares.................. (1,625,000)  (29,626)
                                    ----------  --------  --------    -------
Balance, December 31, 1995......... 52,531,878   563,436   249,741     (3,008)
                                    ----------  --------  --------    -------
Net Income.........................                         58,767
Dividends on Common Stock..........                        (81,163)
Common Stock Issued:
 Equity Incentive Plan.............       (555)      (29)      285         26
 ACE Plan..........................    (28,844)     (567)
 Common Stock Expenses.............                  (94)
                                    ----------  --------  --------    -------
Balance, December 31, 1996......... 52,502,479   562,746   227,630     (2,982)
                                    ----------  --------  --------    -------
Net Income.........................                         74,405
Dividends on Common Stock..........                        (80,856)
Common Stock Issued:
 Equity Incentive Plan.............      2,000       794       588      2,982
 Employee Stock Purchase Plan......                           (144)
 Common Stock Expenses.............                  (80)
                                    ----------  --------  --------    -------
Balance, December 31, 1997......... 52,504,479  $563,460  $221,623    $    --
                                    ==========  ========  ========    =======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    ATLANTIC ENERGY, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Atlantic Energy, Inc. (the Company, AEI or parent) plans to merge with Delmarva Power & Light Company (DP&L) into a new company named Conectiv, Inc. (Conectiv) effective March 1, 1998. The Company is the parent of Atlantic City Electric Company (ACE), Atlantic Energy Enterprises, Inc. (AEE) and Atlantic Energy International, Inc. (AEII), which are wholly-owned subsidiaries. In October 1997, the Company and DP&L entered into an agreement to form Conectiv Solutions, LLC, a limited liability corporation to market and sell offerings of energy and energy-related and other value-added services to large energy users.

  ACE is a public utility primarily engaged in the generation, purchase, transmission, distribution and sale of electric energy. Sales of electric energy include sales at regulated retail and unregulated wholesale levels. ACE's service territory encompasses approximately 2,700 square miles within the southern one-third of New Jersey with the majority of customers being residential and commercial. ACE is the principal subsidiary within the consolidated group.

  AEE is a holding company which is responsible for the management of the investments in the following nonutility companies: Atlantic Generation, Inc.
(AGI) is engaged in the development, acquisition, ownership and operation of cogeneration power projects. AGI's activities are represented by partnership interests in cogeneration facilities in New Jersey. Atlantic Southern Properties, Inc. (ASP) owns and manages commercial offices and warehouse facilities located in Atlantic County, New Jersey. ATE Investment, Inc. (ATE) provides financing to affiliates and manages a portfolio of investments in leveraged leases for equipment used in the airline and shipping industries. ATE joined with an unaffiliated company to create EnerTech Capital Partners, L.P. (Enertech), a limited partnership that invests in a variety of energy-related technology growth companies. Atlantic Thermal Systems, Inc. (ATS) is engaged in the development and operation of thermal heating and cooling systems. CoastalComm, Inc. (CCI) is engaged in fiberoptic network development, construction, and site services. AEE also has a 50% equity interest in Enerval, LLC (Enerval) which provides energy management services, including natural gas supply, transportation and marketing.

  AEII was organized to pursue utility consulting services and equipment sales to international markets. The Company is in the process of dissolving AEII.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. ACE and AEE consolidate their respective subsidiaries. Ownership interests in other entities, between 20% and 50%, where control is not evident, are accounted for using the equity method of accounting.

 Use of Estimates

  The preparation of financial statements in conformity with GAAP requires management at times to make certain judgments, estimates and assumptions that affect amounts and matters reported at the year end dates and for the annual periods presented. Actual results could differ from those estimates. Any change in the judgments, estimates and assumptions used, which in management's opinion would have a significant effect on the financial statements, will be reported when management becomes aware of such changes.

 Reclassification

  Certain prior year amounts have been reclassified to conform to the current year reporting of these items. The most notable reclassification, with no effect on net income, pertains to the Company's nonutility activities previously reported in the Other Income line on the Consolidated Statement of Income. The revenues, operating expenses and income taxes from those operations are now reflected on the appropriate line items.

 Regulation -- ACE

  The accounting policies and rates of service for ACE are subject to the regulations of the New Jersey Board of Public Utilities (BPU) and in certain respects to the Federal Energy Regulatory Commission (FERC). ACE follows generally accepted accounting principles (GAAP) and financial reporting requirements employed by all industries as specified by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission
(SEC). However, accounting for rate regulated industries may depart from GAAP as permitted by Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 provides guidance on circumstances where the economic effect of a regulator's decision warrants different applications of GAAP as a result of the rate making process. In setting rates, a regulator may provide recovery of an incurred cost in a year or years other than the year the cost was incurred. As permitted by SFAS No. 71, costs ordered by a regulator to be deferred or capitalized for future recovery are recorded as a regulatory asset because the regulator's rate action provides reasonable assurance of future economic benefits attributable to these costs. In a non-rate regulated industry, such costs are charged to expense in the year incurred. SFAS No. 71 further specifies that a regulatory liability is recorded when a regulator orders a refund to customers of revenues previously collected, or when existing rates provide for recovery of future costs not yet incurred. Such treatment is not afforded to non-rate regulated companies. When collection of regulatory assets or relief of regulatory liabilities is no longer probable, the assets and liabilities are applied to income in the year that the assessment is made.(See
Note 12 -- Electric Utility Industry Restructuring and Stranded Costs for further discussion about the effects of regulation in a competitive environment). Specific regulatory assets and liabilities that have been recorded are discussed in Note 13.

 Operating Revenues

  ACE'S electric operating revenues are recognized when electric energy services are rendered, and include estimates for amounts unbilled at the end of the period for energy used by customers subsequent to the last bill rendered for the calendar year. ACE also records revenues for non-regulated wholesale energy market sales transactions as they occur.

  Other services revenues primarily represent revenues of ATS which are recognized when heating and cooling services are rendered and include estimates for amounts consumed by but not yet billed to customers at the end of the period.

 Nuclear Fuel -- ACE

  Fuel costs associated with ACE's participation in jointly-owned nuclear generating stations, including spent nuclear fuel disposal costs, are charged to Energy expense based on the units of thermal energy produced.

 Electric Utility Plant

  Property is stated at original cost. Generally, Utility Plant is subject to a first mortgage lien. The cost of property additions, including replacement of units of property and betterments, are capitalized. Included in certain property additions is an Allowance for Funds Used During Construction (AFDC), which is defined in the applicable regulatory system of accounts as the cost, during the period of construction, of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFDC has been calculated using a semi-annually compounded rate of 8.25% for all periods.

 Nonutility Property and Equipment

  Nonutility Property and Equipment are generally stated at cost and includes project development costs and construction work in progress, including capitalized interest, related to the development and construction of thermal heating and cooling systems of ATS. ASP's commercial sites, including the cost of improvements and certain preacquisition costs are stated at the lower of cost or fair market value. Capitalized interest related to nonutility expenditures was $3.7 million for 1997.

 Depreciation

  ACE provides for straight-line depreciation based on the following: transmission and distribution property -- estimated remaining life; nuclear property -- remaining life of the related plant operating license in existence at the time of the last base rate case; other depreciable property --
 estimated average service life. ACE's overall composite rate of depreciation was 3.3% for the last three years. Accumulated depreciation is charged with the cost of depreciable property retired together with removal costs less salvage and other recoveries.

  ASP's facilities are being depreciated over a thirty-one and one-half year life using the straight-line method. Land improvements are being depreciated using an accelerated method over a fifteen year life. Furniture and equipment are depreciated over lives ranging from three to seven years. ATS's Midtown Energy Center and its components will be depreciated on a straight-line basis over their respective useful lives starting in January 1998.

 Nuclear Plant Decommissioning Reserve -- ACE

  A reserve for decommissioning costs is presented as a component of accumulated depreciation and amounted to $80.7 million and $70.2 million at December 31, 1997 and 1996, respectively. The Securities and Exchange Commission (SEC) has questioned certain accounting practices employed by the electric utility industry concerning decommissioning costs for nuclear generating facilities. In 1996, the FASB issued a Proposed Statement of Financial Accounting Standard "Accounting for Certain Liabilities Related to Closure or Removal of Long-lived Assets" which would establish accounting standards for certain obligations that are incurred for the closure and removal of long-lived assets. In January 1998, the FASB changed the title of its project to "Accounting for Obligations Related to the Retirement of Long-Lived Assets", which continues to include nuclear plant decommissioning costs. Under the original proposed statement a regulated utility would recognize a regulatory asset or liability for differences, if any, in the timing of recognition of the costs of closure and removal of assets for financial reporting purposes and rate making treatment. The Company cannot predict when the FASB will issue a final accounting standard or the outcome of this matter at this time.

 Deferred Energy Costs -- ACE

  As approved by the BPU, ACE has a Levelized Energy Clause (LEC) through which energy and energy-related costs (energy costs) are charged to customers. LEC rates are based on projected energy costs and prior period underrecoveries or overrecoveries. Generally, energy costs are recovered through levelized rates over the period of projection, which is usually a 12-month period. In any period, the actual amount of LEC revenues recovered from customers may be greater or less than the recoverable amount of energy costs incurred in that period. Energy expense is adjusted to match the associated LEC revenues. Any underrecovery (an asset representing energy costs incurred that are to be collected from customers) or overrecovery (a liability representing previously collected energy costs to be returned to customers) of costs is deferred on the Consolidated Balance Sheet as Deferred Energy Costs. These deferrals are recognized in the Consolidated Statement of Income as Energy expense during the period in which they are subsequently included in the LEC.

 License Fees

  ATS has entered into agreements with six hotel casino's in Atlantic City, New Jersey to operate their heating and cooling systems. As part of these agreements, ATS has paid $27.5 million in fees to date, for the right to operate and service such systems for a period of 20 years. These fees are recorded on the balance sheet as License Fees and are being amortized over the life of the agreements.

 Income Taxes

  Deferred Federal and state income taxes are provided on all significant temporary differences between book bases and tax bases of assets and liabilities, transactions that reflect taxable income in a year different than book income and tax carryforwards. Investment tax credits previously used for income tax purposes have been deferred on the Consolidated Balance Sheet and are recognized in book income over the life of the related property. The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to each of the companies within the consolidated group based on the separate return method.

 Cash & Temporary Investments

  AEI and ACE consider all highly liquid investments and debt securities purchased with a maturity of three months or less to be cash equivalents.

 Earnings Per Common Share

  The FASB issued Statement No. 128, "Earnings Per Share" (SFAS No. 128) which specifies the computation, presentation and disclosure requirements of earnings per share for entities with publicly held common stock and potential common stock. Earnings per share (EPS) presented on the face on the consolidated income statement has been calculated to reflect the adoption of SFAS No. 128 by the Company. Basic EPS is computed based upon the weighted average number of common shares, excluding contingently issuable shares, outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares including contingently issuable shares and other dilutive items. The difference between the 1997 basic and diluted EPS reflects the effects of the EIP shares which are considered to be outstanding throughout 1997 for the diluted EPS calculation. Contingently issuable shares existed for all periods but were not included in the diluted EPS computation for 1996 and 1995 because the restrictions were determined to not be met at the end of the period. Options existed for 1996 and 1995 but were not included as common stock equivalents in the dilutive calculation because they were antidulitve. See Note 5 -- Benefits for further discussion of the EIP.

 Other

  Debt premium, discount and expense of ACE are amortized over the life of the related debt. Premiums associated with the 1996 Preferred Stock redemptions are being deferred and amortized over the life of the related ACE Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of ACE in accordance with BPU approval.

  In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information". These statements are effective for fiscal years beginning after December 15, 1997. Since these statements are primarily disclosure related, the Company currently believes that they will not have a significant effect on the Consolidated Financial Statements.

NOTE 2. INCOME TAXES

  The components of Federal income tax expense for the years ended December 31 are as follows:

     (000)                                            1997     1996     1995
                                                      ----     ----     ----
     Current.......................................  $48,739  $27,061  $20,483
     Deferred......................................    1,217    6,587   25,993
     Investment Tax Credits Recognized on Leveraged
      Leases.......................................     (136)     (78)     (28)
                                                     -------  -------  -------
     Total Federal Income Tax Expense..............  $49,820  $33,570  $46,448
                                                     =======  =======  =======

  A reconciliation of the expected Federal income taxes compared to the reported Federal income tax expense computed by applying the statutory rate for the years ended December 31 follows:

     (000)                      1997      1996      1995
                                ----      ----      ----
     Statutory Federal Income
      Tax Rate...............       35 %      35 %      35 %
     Income Tax Computed at
      the Statutory Rate.....  $45,166   $36,058   $49,995
     Plant Basis
      Differences............    4,952     3,096     1,307
     Amortization of
      Investment Tax
      Credits................   (2,670)   (2,612)   (2,562)
     Other-Net...............    2,372    (2,972)   (2,292)
                               -------   -------   -------
     Total Federal Income Tax
      Expense................  $49,820   $33,570   $46,448
                               =======   =======   =======
     Effective Federal Income
      Tax Rate...............       39 %      33 %      33 %

  The increase in the effective Federal income tax expense rate is due primarily to permanently non-deductible merger and merger related expenses. State income tax expense is not significant.

  Items comprising deferred tax balances as of December 31 are as follows:

     (000)                                                      1997     1996
                                                                ----     ----
     Deferred Tax Liabilities:
     Plant Basis Differences................................. $332,288 $326,673
     Leveraged Leases........................................   76,362   76,671
     Unrecovered Purchased Power Costs.......................   16,813   22,630
     State Excise Taxes......................................   16,326   20,141
     Other...................................................   38,481   33,192
                                                              -------- --------
       Total Deferred Tax Liabilities........................  480,270  479,307
                                                              -------- --------
     Deferred Tax Assets:
     Deferred Investment Tax Credits.........................   23,775   25,143
     Other...................................................   15,797   16,866
                                                              -------- --------
       Total Deferred Tax Assets.............................   39,572   42,009
                                                              -------- --------
     Total Deferred Taxes-Net................................ $440,698 $437,298
                                                              ======== ========

  At December 31, 1997 and 1996, deferred tax assets exist for cumulative state income tax net operating loss (NOL's) carryforwards. At December 31, 1997 unexpired state NOL's amount to approximately $60.6 million, with expiration dates from 1998 through 2004. As of December 31, 1997, deferred state tax assets of $5.5 million offset by a valuation allowance of $4.0 million have been recorded.

  On July 14, 1997 the Governor signed a bill into law eliminating the Gross Receipts and Franchise Tax (GR & FT) paid by the electric, natural gas and telecommunication public utilities. In its place, utilities will be subject to the state's corporate business tax. In addition, the state's existing sales and use tax will be expanded to include retail sales of electric power and natural gas, and a transitional energy facility assessment tax (TEFA) will be applied for a limited time on electric and natural gas utilities and will be phased-out over a five year period. The law took effect January 1, 1998 and on January 1 of each of the years thereafter, the TEFA will be reduced by 20%. By the year 2003, the TEFA will be fully phased-out and the savings will be passed through to ACE's customers. As a result of this law, ACE will record deferred state taxes beginning in 1998 for state tax basis versus book basis differences.

NOTE 3. RATE MATTERS OF ACE

ENERGY CLAUSE PROCEEDINGS

                   CHANGES IN LEVELIZED ENERGY CLAUSE RATES
                                 1995 -- 1997

                              AMOUNT                     AMOUNT
            DATE            REQUESTED                   GRANTED                     DATE
            FILED           (MILLIONS)                 (MILLIONS)                 EFFECTIVE
            -----           ----------                 ----------                 ---------
            4/95              $37.0                      $37.0                      7/95
            3/96               49.7                       27.6                      7/96
            2/97               20.0                         --                        --

  ACE's LEC is subject to annual review by the BPU.

  In July 1995, the BPU approved a provisional increase of $37 million in annual LEC revenues for the period June 1, 1995 through May 31, 1996. The BPU approved a continuance of the provisional increase in March 1996.

  In March 1996, ACE requested a $49.7 million increase in 1996-1997 annual revenues effective June 1, 1996. Through a stipulation reached and approved in July 1996 among ACE, the New Jersey Division of the Ratepayer Advocate (Ratepayer Advocate) and the Staff of the BPU (collectively, the parties), ACE implemented provisional rates reflecting an increase of annual LEC revenues of $27.6 million. The BPU approved a continuance of the provisional rates in December 1996 when the Salem Station replacement power issues, among others, were resolved.

  In December 1996, the BPU issued an Order approving a stipulation of settlement reached among the parties settling the issues regarding replacement power costs related to an extended Salem Nuclear Generating station (Salem) outage and a 1994 Salem Unit 1 outage. The stipulations provided that ACE's replacement power costs for the Salem Station outage, up to each Unit's agreed-upon return-to-service date (June 30, 1997 for Unit 1 and December 31, 1996 for Unit 2), and the 1994 Salem Unit 1 outage would be recoverable in LEC rates implemented in ACE's next LEC filing.

  In February 1997, ACE filed a petition with the BPU requesting an increase in 1997-1998 annual LEC revenues of $20.0 million to be made effective for service rendered on and after June 1, 1997. The increase requested is primarily the result of ACE seeking recovery of previously deferred costs, which includes recovery of the Salem Station replacement power costs in accordance with the Orders issued in December 1996. In April 1997, ACE's filing was transferred to the Office of Administrative Law and evidentiary hearings have been completed. The administrative Law Judge's (ALJ) initial decision is expected in the first quarter of 1998.

  ACE expects to file a petition with the BPU during the first quarter of 1998 requesting an increase in 1998-1999 annual LEC revenues.

OTHER RATE PROCEEDINGS

  On July 15, 1997, ACE filed its electric industry restructuring plan with the BPU, as required by the Energy Master Plan, proposing ACE's plans to move to retail access and the possible effect on rates. (See Note 12 -- ACE's Electric Utility Restructuring and Stranded Costs).

  In 1996, the BPU declared base rates associated with ACE's 7.41% ownership in Salem interim and subject to refund. In December 1996, the BPU issued an Order approving a stipulation of settlement reached among the parties regarding the issue of base rates. In January and February 1997, in accordance with the stipulation, ACE provided credits to customers totaling $12 million. An additional credit of $1 million resolved an allegation previously made by the Ratepayer Advocate that ACE, along with other New Jersey electric utility companies, were recovering cogeneration capacity costs concurrently in base rates and LEC rates.

  In December 1997, the BPU approved an increase in annual base rate revenues of $5.0 million for recovery of expenses associated with post-retirement benefits other than pensions (OPEB). Also in a related action to this matter, the BPU approved the request for a change in ownership to merge AEI into Conectiv and found that an annual rate decrease of $15.8 million should be provided to ACE's customers effective with the merger. The BPU ordered a pre-merger credit of $5.0 million to offset the increase in rates associated with OPEB. This increase was effective on January 1, 1998. See Notes 5 and 13 for further information regarding OPEB expenses and the corresponding regulatory asset and Note 4 for further information regarding the merger.

NOTE 4. MERGER

  On August 12, 1996, the Boards of Directors of AEI and Delmarva Power & Light Company (DP&L) jointly announced an agreement to merge the companies into a new company named Conectiv, Inc. (Conectiv). Conectiv, a newly formed Delaware corporation, became the parent of AEI's subsidiaries and the parent of DP&L and its subsidiaries effective March 1, 1998. See discussions on approvals below.

  DP&L is predominately a public utility engaged in electric and gas service. DP&L provides retail and wholesale electric service to customers located in about a 6,000 square mile territory located in Delaware, eastern shore counties in Maryland and the eastern shore area of Virginia. DP&L provides gas service to retail and transportation customers in an area consisting of about 275 square miles in Northern Delaware, including the City of Wilmington.

  The merger is to be a tax-free, stock-for-stock transaction accounted for under the purchase method of accounting with DP&L as the acquirer. Under the terms of the agreement, DP&L shareholders will receive one share of Conectiv's common stock for each share of DP&L common stock held. AEI shareholders will receive 0.75 shares of Conectiv's common stock and 0.125 shares of Conectiv's Class A common stock for each share of AEI common stock held.

  On January 30, 1997, the merger was approved by the shareholders of both companies. Approvals have since been obtained from the FERC, Delaware and Maryland Public Service Commissions, the Virginia State Corporate Commission, the Pennsylvania Public Utilities Commission, the BPU and the Nuclear Regulatory Commission (NRC). The last and final approval was received from the SEC on February 26, 1998. The merger became effective March 1, 1998.

  Under the terms of the BPU's approval of the merger, approximately 75 percent or $15.75 million of ACE's total average projected annual merger savings will be returned to ACE's customers for an overall merger-related reduction of 1.7 percent.

  The total consideration to be paid to the Company's common stockholders, measured by the average daily closing market price of the Company's common stock for the three trading days immediately preceding and the three trading days immediately following the public announcement of the merger, is $921.0 million. The consideration paid plus estimated acquisition costs and liabilities assumed in connection with the merger are expected to exceed the net book value of the Company's net assets by approximately $200.5 million, which will be recorded as goodwill by Conectiv. The actual amount of goodwill recorded will be based on the Company's net assets as of the merger date and, accordingly, will vary from this estimate which is based on the Company's net assets as of December 31, 1997. The goodwill will be amortized over 40 years.

  Selected information on each company at December 31, 1997 and the year then ended is shown below (in thousands, except for number of customers):

                                                             AEI        DP&L
                                                             ---        ----
                                                                     (UNAUDITED)
     Operating Revenues.................................. $1,102,360 $1,423,502
     Net Income.......................................... $   74,405 $  105,709
     Assets.............................................. $2,723,884 $3,015,481
     Electric Customers..................................    480,960    448,323
     Gas Customers.......................................         --    103,248

  Combination of the above amounts would not necessarily be reflective of the amounts that would result from a consolidation of the companies.

  On June 26, 1997, the Company and DP&L jointly announced an enhanced retirement offer and separation program that will be utilized to achieve workforce reductions as a result of the merger. The Company and DP&L initially anticipated a combined loss of approximately 400 positions to accomplish the merger-related rate reductions to customers. This initial level of reductions will be achieved primarily through the DP&L early retirement and the Company's enhanced retirement programs. Additional reductions are also anticipated to better align staffing requirements to skill and work process needs. The combined additional reductions could range between 250 to 350 positions. The total cost to the Company for these programs, as well as the cost of executive severance, employee relocation and facilities integration is estimated to range from $38 million to $43 million. ACE is required to recognize these costs through expense in accordance with GAAP. The actual cost to the Company and ACE will depend on a number of factors related to the employee mix as well as the actual number of employees who will be eligible for the enhanced retirement or separation programs.

  In the fourth quarter of 1997, the Company recorded an expense of $23.6 million as a result of terminating certain benefit programs of the Company in anticipation of the merger. Termination of the plans resulted in charges of $10.0 million for a supplemental executive retirement plan, $6.3 million due to a pension plan curtailment, $3.8 million from the EIP and $3.5 million from other benefit plans and executive contract terminations. See Note 5. below for discussion of the effects on the defined pension plan and the EIP.

NOTE 5. BENEFITS

RETIREMENT BENEFITS -- ACE

 Pension

  ACE has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and average final pay. ACE's policy is to fund pension costs within the range of the minimum required by the Employee Retirement Income Security Act and the maximum allowable as a tax deduction.

  Net periodic pension costs include:

     (000)                                         1997      1996      1995
                                                   ----      ----      ----
     Service cost -- benefits earned during the
      period.................................... $  6,763  $  6,870  $  6,363
     Interest cost on projected benefit
      obligation................................   15,840    14,569    14,794
     Actual return on plan assets...............  (39,394)  (36,443)  (44,067)
     Other -- net...............................   25,611    19,123    28,379
                                                 --------  --------  --------
     Net periodic pension costs................. $  8,820  $  4,119  $  5,469
                                                 ========  ========  ========

  Of these costs for 1997, $6.3 million was due to a curtailment as a result of the lump-sum payments to certain plan participants who will terminate employment effective with the consummation of the merger or shortly then after. This amount is included in the Termination of Employee Benefit Plans line item of the Consolidated Statement of Income. Of the remaining net periodic payment costs, $1.9 million was charged to operating expense in 1997. In 1996 and 1995 $3.0 million annually was charged to operating expense. The remaining costs, which are associated with construction labor, were charged to the cost of new utility plant. Actual return on plan assets and Other-net for 1997 and 1996 primarily reflect the favorable market conditions from the investment of plan assets and expected returns.

  A reconciliation of the funded status of the plan as of December 31 is as follows:

     (000)                                                   1997      1996
                                                             ----      ----
     Fair value of plan assets............................ $259,500  $236,000
     Projected benefit obligation.........................  239,000   207,340
                                                           --------  --------
     Plan assets in excess of projected benefit
      obligation..........................................   20,500    28,660
     Unrecognized net transition asset....................   (1,532)   (1,377)
     Unrecognized prior service cost......................      232       259
     Unrecognized net gain................................  (10,810)  (18,958)
                                                           --------  --------
     Prepaid pension cost................................. $  8,390  $  8,584
                                                           ========  ========
     Accumulated benefit obligation:
     Vested benefits...................................... $207,102  $170,751
     Nonvested benefits...................................    1,487     2,023
                                                           --------  --------
     Total................................................ $208,589  $172,774
                                                           ========  ========

  At December 31, 1997, approximately 66% of plan assets were invested in equity securities, 27% in fixed income securities and 7% in other investments. The assumed rates used in determining the actuarial present value of the projected benefit obligation at December 31 were as follows:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
     Weighted average discount................................... 7.0% 7.5% 7.0%
     Anticipated increase in compensation........................ 3.5% 3.5% 3.5%
     Assumed long term rate of return............................ 9.0% 8.5% 8.5%

OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB)

  ACE provides certain health care and life insurance benefits for retired employees and their eligible dependents. Substantially all employees may become eligible for these benefits if they reach retirement age while working for ACE. Benefits are provided through insurance companies and other plan providers whose premiums and related plan costs are based on the benefits paid during the year. ACE has a tax-qualified trust to fund these benefits.

  Net periodic other postretirement benefit costs include:

     (000)                                            1997     1996     1995
                                                     -------  -------  -------
     Service cost -- benefits attributed to service
      during the period............................  $ 2,531  $ 2,688  $ 2,891
     Interest cost on accumulated postretirement
      benefits obligation..........................    6,843    7,482    8,107
     Actual return on plan assets..................     (800)    (771)  (1,437)
     Amortization of unrecognized transition
      obligation...................................    2,768    2,768    3,893
     Other-net.....................................     (475)     215      404
                                                     -------  -------  -------
     Net periodic other postretirement costs.......  $10,867  $12,382  $13,858
                                                     =======  =======  =======

  These costs were allocated as follows:

     (MILLIONS)                                                  1997 1996 1995
                                                                 ---- ---- ----
     Operating expense.......................................... $3.0 $3.6 $3.1
     New utility plant-associated with construction labor.......  3.0  2.4  2.5
     Regulatory asset...........................................  4.9  6.4  8.3

  The regulatory asset represents the amount of annual costs in excess of the amount of cost currently recovered in rates. These excess costs were deferred as authorized by an accounting order of the BPU pending future recovery through rates. ACE will begin to recover these costs over a 15 year period beginning in 1998. See Note 3 and Note 13 for additional information.

  A reconciliation of the funded status of the plan as of December 31 is as follows:

     (000)                                                    1997      1996
                                                            --------  --------
     Accumulated benefits obligation:
     Retirees.............................................  $ 51,786  $ 63,095
     Fully eligible active plan participants..............     6,075     4,038
     Other active plan participants.......................    45,963    39,972
                                                            --------  --------
     Total accumulated benefits obligation................   103,824   107,105
     Less fair value of plan assets.......................    20,100    18,000
                                                            --------  --------
     Accumulated benefits obligation in excess of plan as-
      sets................................................    83,724    89,105
     Unrecognized net loss................................    (4,727)  (12,207)
     Unamortized unrecognized transition obligation.......   (41,521)  (44,289)
                                                            --------  --------
     Accrued other postretirement benefits cost obliga-
      tion................................................  $ 37,476  $ 32,609
                                                            ========  ========

  At December 31, 1997, approximately 73% of plan assets were invested in fixed income securities and 27% in other investments.

  The assumed health care costs trend rate for 1998 is 7% and is assumed to evenly decline to an ultimate constant rate of 5% in the year 2001 and thereafter. If the assumed health care costs trend rate was increased by 1% in each future year, the aggregate service and interest costs of the 1997 net periodic benefits cost would increase by $1.2 million, and the accumulated postretirement benefits obligation at December 31, 1997 would increase by $10.8 million. The weighted average discount rate assumed in determining the accumulated benefits obligation was 7.0%, 7.5% and 7.0% for 1997, 1996 and 1995, respectively. The assumed long term return rate on plan assets was 7% for each of the three year periods.

OTHER

 Savings and Investment Plans A and B (401(k))

  ACE has two 401(k) plans one for union and another for non-union employees that match plan contributions up to 6% of a participating employee's base pay. The rate at which Company contributions are made is 50%. All full and part-time employees are eligible to participate. The cost of the plans for 1997, 1996 and 1995 was $2.0 million, $1.9 million and $1.9 million, respectively.

 Equity Incentive Plan (EIP)--AEI

  Eligible participants of the EIP are officers, general managers and nonemployee directors of the Company and its subsidiaries. Under the EIP, nonemployee director participants are entitled to receive a grant of 1,000 shares of restricted stock. Restrictions on these grants expire over a five-year period. Employee participants may be awarded shares of restricted common stock, stock options and other common stock-based awards. Actual awards of restricted shares are based on attainment of certain Company performance criteria within a three-year period. Restrictions lapse upon actual award at the end of the three-year performance period. Shares not awarded are forfeited. Dividends earned on restricted stock issued through the EIP are invested in additional restricted stock under the EIP which is subject to the same award criteria.

  Restricted stock activity of the EIP was as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                           RESTRICTED FAIR VALUE
                                                             SHARES   GRANT DATE
                                                           ---------- ----------
     Balance, December 31, 1994...........................   175,712    20.975
     Issued/Granted.......................................    24,435
     Forfeited............................................    (7,587)
                                                            --------
     Balance, December 31, 1995...........................   192,560    20.697
     Issued/Granted.......................................   237,782
     Forfeited............................................  (207,805)
                                                            --------
     Balance, December 31, 1996...........................   222,537    19.160
     Issued/Granted.......................................    22,255    17.376
     Awarded..............................................  (244,792)
                                                            --------
     Balance, December 31, 1997...........................       -0-
                                                            ========

  The 1997, 1996 and 1995 restricted shares granted include 20,255 shares, 13,786 shares and 7,614 shares, respectively, purchased on the open market from reinvestment of dividends on EIP shares outstanding. On November 13, 1997, the Board of Directors of the Company in accordance with the EIP provisions with respect to a potential change in control declared that the restrictions applicable to any of the Restricted Stock removed and shares deemed fully vested. Distribution of the awards could be either in cash or common stock, based on the election of the participant. The change in control price was established at $19.50 per share. In the fourth quarter the Company recognized $3.7 million in expense due to the termination of the plan with respect to the restricted shares. Compensation expense for 1996 and 1995 for the restricted stock has been measured based on the intrinsic value of the stock. The total compensation expense for the years 1996 through 1995 amounted to less than $.7 million and reflect an adjustment for the restricted shares associated with the first three-year period that were not awarded and were forfeited.

  Option information is as follows:

                                  1997                     1996                    1995
                         ------------------------ ----------------------- -----------------------
                                      WEIGHTED                WEIGHTED                WEIGHTED
                                      AVERAGE                 AVERAGE                 AVERAGE
                          SHARES   EXERCISE PRICE SHARES   EXERCISE PRICE SHARES   EXERCISE PRICE
OPTIONS                   ------   -------------- ------   -------------- ------   --------------
Beginning Balance.......  371,437      20.105     166,987     $21.125     167,300     $21.125
Granted.................                          207,250      19.296       6,387      21.125
Forfeited............... (371,437)                 (2,800)     21.125      (6,700)     21.125
Ending Balance..........      -0-                 371,437      20.105     166,987      21.125
Weighted
Average Fair value --
  each..................      N/A                   $1.33                     N/A

  In addition, the Board took appropriate action with respect to the Stock Options issued pursuant to the EIP. The Company recognized $.1 million in expense due to the termination of the plan with respect to the options forfeited under phase II of the EIP. The options associated with phase 1 of the EIP Plan were forfeited because grant price exceeded the established change in control price.

  The combined effects of accounting for restricted shares and options under the EIP plans consistent with the fair value disclosure requirements of SFAS No. 123 upon the net income of the Company would have been a reduction in expense of $.4 million in 1997 and an increase in expense of less than $.2 million in 1996. The effect of the application of SFAS No. 123 on basic and diluted earnings per share for both 1997 and 1996 is less than one cent.

NOTE 6. JOINTLY-OWNED GENERATING STATIONS -- ACE

  ACE owns jointly with other utilities several electric generating facilities. ACE is responsible for its pro-rata share of the costs of construction, operation and maintenance of each facility.

  The amounts shown represent ACE's share of each facility at, or for the year ended, December 31, including AFDC as appropriate.

                                               PEACH                   HOPE
                         KEYSTONE  CONEMAUGH   BOTTOM      SALEM       CREEK
                         --------  ---------   ------      -----       -----
Energy Source              Coal      Coal     Nuclear     Nuclear     Nuclear
Company's Share
 (%/MWs)................ 2.47/42.3 3.83/65.4 7.51/164.0  7.41/164.0  5.00/52.0
(000)
Electric Plant in
 Service:
 1997................... $  13,559 $  34,304 $  135,775  $  237,281  $ 240,612
 1996...................    13,275    34,489    130,011     218,603    240,079
Accumulated
 Depreciation:
 1997................... $   3,840 $   7,791 $   58,501* $   78,189* $  74,108*
 1996...................     3,609     7,333     54,854*     79,635*    68,286*
Construction Work in
 Progress:
 1997................... $     209 $     266 $    8,714  $   11,754  $   1,281
 1996...................       300       270     12,992      27,015      1,321
Operations and
 Maintenance Expenses
 (including fuel):
 1997................... $   5,145 $   7,654 $   28,520  $   14,146  $  10,593
 1996...................     5,626     7,507     29,337      34,403     10,899
 1995...................     5,143     7,252     29,647      28,306     10,360
Working Funds:
 1997................... $      44 $      69 $    3,693  $    6,977  $   3,617
 1996...................        44        69      3,833       7,252      3,545

--------
*  Excludes Nuclear Decommissioning Reserve.

  ACE provides financing during the construction period for its share of the jointly-owned facilities and includes its share of direct operations and maintenance expenses in the Consolidated Statement of Income. Additionally, ACE provides an amount of working funds to the operators of the facilities to fund operational needs. The decrease in Operations and Maintenance for Salem reflects the effects of the December 31, 1996 agreement ACE entered into with Public Service Electric & Gas (PS) in its capacity as operator of Salem for the purpose of limiting ACE's exposure to operation and maintenance expenses to be incurred during calendar year 1997. See Note 11 for further information concerning Salem Nuclear Generating Station.

NOTE 7. NONUTILITY COMPANIES

  Principal assets of each of the subsidiary companies of AEE at December 31, 1997 were: AGI -- investments of approximately $18.7 million in cogeneration facilities; ASP -- commercial real estate properties with a net book value of $9.2 million; ATE -- leveraged lease investments of $80.4 million and $10.2 million invested in EnerTech Capital Partners, L.P.; ATS -- construction costs in thermal heating and cooling projects of $84.8 million.

  Other financial information regarding the subsidiary companies is as follows:

                   NET WORTH      OPERATING REVENUES     NET INCOME (LOSS)
                   ---------      ------------------     -----------------
COMPANY          1997     1996    1997    1996   1995   1997    1996     1995
                 ----     ----    ----    ----   ----   ----    ----     ----
(000)
AGI............ $22,000  $21,361 $ 1,471 $1,683 $1,578 $1,640  $   979  $2,513
ASP............     (99)     561     998    758    687   (660)  (1,773)   (841)
ATE............  17,010   11,139     683    707    772    231       71     (50)
ATS............  10,394    2,498  19,816  6,845  1,315  1,896      311    (213)
CCI............     948      544     806     --     --    126      (18)     --

  AGI's results in each year primarily reflect the equity in earnings of cogeneration facilities in which AGI has an ownership interest. AGI's 1996 results reflect the contingency of a $1.6 million net of tax loss from the sale of a cogeneration facility located in New York.

  ASP's results in each year reflect the vacancy in its commercial site due to generally poor market conditions in commercial real estate. Additionally, 1996 includes a net after tax write-down of the carrying value of the commercial site of $0.8 million.

  ATE's 1997 net income reflects reductions in interest expense and an income tax benefit offset in-part by a $0.9 million after tax loss in ATE's investment in Enertech Capital Partners, L.P.

  ATS's 1997 results reflect earnings generated from the operation and maintenance of customer heating and cooling facilities, offset in-part by increased amortization and interest expense related to the license fees. ATS's 1996 results primarily reflect administrative and general costs for business development and construction of heating and cooling systems. See Note 1 --
 License Fees for further discussion.

  AEI and AEE parent-only operations, excluding equity in the results of subsidiary companies, generally reflect administrative and general expenses for management of their respective subsidiaries.

  AEI incurred losses of $4.1 million and $3.6 million in 1997 and 1996, respectively. AEI's 1997 results reflect increased interest expense in addition to a $.5 million after tax loss from the investment in Conectiv Solutions, LLC. AEI's 1996 results reflect the impact of merger-related costs and interest charges. The interest charges which affect all three years of operation are associated with a line of credit established to fund certain affiliated capital needs, the repurchase of common stock and general corporate purposes.

  AEE incurred losses of $4.9 million and $1.7 million in 1997 and 1996, respectively. AEE's 1997 results include an after-tax loss of $2.2 million from its equity investment in Enerval and a $0.9 million charge for the Termination of Employee Benefit Plans. AEE's 1996 activity reflects an after tax loss of $1.1 million from its investment in Enerval due to a combination of unhedged gas sales agreements and higher spot market prices.

NOTE 8. CUMULATIVE PREFERRED SECURITIES OF ACE

  The embedded cost of ACE Preferred Securities as of December 31, 1997, 1996 and 1995 was 7.5%, 7.4% and 7.4%.

  At December 31, 1997, the minimum annual sinking fund requirements of the Cumulative Preferred Stock Subject to Mandatory Redemption over the next five years are $10 million for 1998 and $11.5 million for 2001 and 2002.

CUMULATIVE PREFERRED STOCK

  ACE has authorized 799,979 shares of Cumulative Preferred Stock, $100 Par Value, two million shares of No Par Preferred Stock and three million shares of Preference Stock, No Par Value. Information relating to outstanding shares at December 31 is shown in the table below.

                                                                     CURRENT
                                         1997            1996        OPTIONAL
                               PAR  --------------- --------------- REDEMPTION
                              VALUE SHARES   (000)  SHARES   (000)    PRICE
SERIES                        ----- ------   -----  ------   -----  ----------
Not Subject to Mandatory
 Redemption:
  4%......................... $100   77,000 $ 7,700  77,000 $ 7,700  $105.50
  4.10%......................  100   72,000   7,200  72,000   7,200   101.00
  4.35%......................  100   15,000   1,500  15,000   1,500   101.00
  4.35%......................  100   36,000   3,600  36,000   3,600   101.00
  4.75%......................  100   50,000   5,000  50,000   5,000   101.00
  5%.........................  100   50,000   5,000  50,000   5,000   100.00
                                            -------         -------
    Total....................               $30,000         $30,000
                                            =======         =======
Subject to Mandatory
 Redemption:
  $8.20...................... None  100,000  10,000 300,000  30,000       --
  $7.80...................... None  239,500  23,950 239,500  23,950       --
                                            -------         -------
    Total....................                33,950          53,950
Current Portion..............                    --          10,000
                                            -------         -------
    Total....................               $33,950         $43,950
                                            =======         =======

  Cumulative Preferred Stock Not Subject to Mandatory Redemption is redeemable solely at the option of ACE. If preferred dividends are in arrears for at least a full year, preferred stockholders have the right to elect a majority of directors to the Board of Directors until all dividends in arrears have been paid.

  On August 1, 1997 ACE redeemed 200,000 shares of its $8.20 Series No Par Preferred Stock. Under a mandatory sinking fund requirement 100,000 shares were required to be redeemed and ACE elected to redeem an optional 100,000 additional shares for a total of $20.0 million using short term debt.

  Beginning May 1, 2001, 115,000 shares of the remaining $7.80 No Par Preferred Stock must be redeemed annually through the operation of a sinking fund at a redemption price of $100 per share. ACE has the option to redeem up to an additional 115,000 shares without premium on any annual sinking fund date.

  ACE reclassified to long term $10.0 million of preferred stock due in 1998 due to the January 12, 1998 issuance of Medium Term Notes that will, in part, be used to redeem the balance of it's $8.20 Series No Par Preferred Stock in May 1998. (See Note 9)

ACE OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF ACE.

  Atlantic Capital I, a grantor trust, is the issuer of $70 million (2,800,000 shares) of 8.25% Cumulative Quarterly Income ACE Obligated Mandatorily Redeemable Preferred Securities with a stated liquidation preference of $25 each outstanding at December 31, 1997 and 1996. Atlantic Capital's sole investment is ACE's 8.25% Junior Subordinated Deferrable Interest Debentures (Junior Debentures). ACE reserves the right to defer payment of interest on the debentures for up to 20 consecutive quarters. During such a deferral period, certain dividend restrictions would apply to ACE's Common and Preferred stock. The transactions of the trust are consolidated into the financial statements of ACE, the Junior Debentures are eliminated in consolidation.

NOTE 9. DEBT

                                                               DECEMBER 31,
                                                   MATURITY  ------------------
SERIES                                               DATE      1997      1996
------                                             --------    ----      ----
(000)
Secured Debt:
Medium Term Notes Series B (6.28%)................  2/1/1998 $ 56,000  $ 56,000
Medium Term Notes Series A (7.52%)................      1999   30,000    30,000
Medium Term Notes Series B (6.83%)................      2000   46,000    46,000
Medium Term Notes Series C (6.86%)................      2001   40,000    40,000
7 1/2% First Mortgage Bond........................  4/1/2002       --    20,000
Medium Term Notes Series C (7.02%)................      2002   30,000    30,000
Medium Term Notes Series B (7.18%)................      2003   20,000    20,000
7 3/4% First Mortgage Bonds.......................  6/1/2003       --    29,976
Medium Term Notes Series A (7.98%)................      2004   30,000    30,000
Medium Term Notes Series B (7.125%)...............      2004   28,000    28,000
Medium Term Notes Series C (7.15%)................      2004    9,000     9,000
Medium Term Notes Series B (6.45%)................      2005   40,000    40,000
6 3/8% Pollution Control Series................... 12/1/2006    2,425     2,500
Medium Term Notes Series C (7.15%)................      2007    1,000     1,000
Medium Term Notes Series B (6.76%)................      2008   50,000    50,000
Medium Term Notes Series C (7.25%)................      2010    1,000     1,000
6 5/8% First Mortgage Bonds.......................  8/1/2013   75,000    75,000
7 3/8% Pollution Control Series A................. 4/15/2014       --    18,200
Variable Rate Pollution Control Series A..........      2014   18,200        --
Medium Term Notes Series C (7.63%)................      2014    7,000     7,000
Medium Term Notes Series C (7.68%)................      2015   15,000    15,000
Medium Term Notes Series C (7.68%)................      2016    2,000     2,000
8 1/4% Pollution Control Series A................. 7/15/2017       --     4,400
Variable Rate Pollution Control Series B..........      2017    4,400        --
6.80% Pollution Control Series A..................  3/1/2021   38,865    38,865
7% First Mortgage Bonds...........................  9/1/2023   75,000    75,000
5.60% Pollution Control Series A.................. 11/1/2025    4,000     4,000
7% First Mortgage Bonds...........................  8/1/2028   75,000    75,000
6.15% Pollution Control Series A..................  6/1/2029   23,150    23,150
7.20% Pollution Control Series A.................. 11/1/2029   25,000    25,000
7% Pollution Control Series B..................... 11/1/2029    6,500     6,500
                                                             --------  --------
                                                              752,540   802,591
                                                             --------  --------
Unsecured Debt:
6.46% Medium Term Notes Series A..................  4/1/2002   20,000        --
6.63% Medium Term Notes Series A..................  6/2/2003   30,000        --
7.52% Medium Term Notes Series A..................  4/2/2007    5,000        --
7.50% Medium Term Notes Series A..................  4/2/2007   10,000        --
                                                             --------
                                                               65,000        --
                                                             --------
Debentures:
7 1/4%............................................  5/1/1998    2,500     2,600
                                                             --------  --------
                                                                2,500     2,600
                                                             --------  --------
Amortized Premium and Discount -- Net.............             (2,721)   (2,771)
                                                             --------  --------
Total Long Term Debt -- ACE.......................            817,319   802,420
Add Short Term Debt to be Refinanced..............             16,425        --
Less Current Portion..............................                 --      (175)
                                                             --------  --------
Long Term Debt -- ACE.............................           $833,744  $802,245
                                                             ========  ========
Long Term Debt -- ACE.............................            833,744   802,245
Long Term Debt -- AEI.............................             53,500    37,575
Long Term Debt -- ATE.............................             20,000    33,500
Long Term Debt -- ATS.............................            120,066    54,500
                                                             --------  --------
Less Portion Due within One Year..................            147,566    98,075
                                                             --------  --------
  Total AEI Noncurrent Long-Term Debt.............            879,744   829,745
                                                             ========  ========

  Secured Medium Term Notes have varying maturity dates and are shown with the weighted average interest rate of the related issues within the year of maturity. Substantially all of ACE's utility plant is subject to the lien of the Mortgage and Deed of Trust dated January 15, 1937, as amended and supplemented, collateralizing ACE's First Mortgage Bonds.

ACE

  ACE had authority to issue $150 million in short term debt, comprised of $100 million of committed lines of credit and $50 million on a when offered basis. At December 31, 1997 ACE had $77.9 million of unused short-term borrowing capacity. ACE's weighted daily average interest rate on short term debt was 5.8% for 1997 and 5.6% for 1996.

  On May 1, 1997, ACE satisfied the sinking fund requirements of $100,000 for its 7 1/4% Debentures and on December 1, 1997 satisfied the sinking fund requirement of $75,000 for its 6 3/8% Pollution Control Series due December 1, 2006.

  On July 30, 1997, ACE issued $22.6 million aggregate principal amount of variable rate, tax-exempt pollution control bonds in two separate series:
$18.2 million Pollution Control Revenue Refunding Bonds, 1997 Series A due April 15, 2014 (Series A) and $4.4 million Pollution Control Revenue Refunding Bonds, 1997 Series B due July 15, 2017 (Series B). The Series A and the Series B bonds paid an initial weekly rate of 3.4% and 3.5%, respectively. Each subsequent rate is determined by the remarketing agent. The proceeds from the sale of the Series A and Series B bonds were applied to the September 2, 1997 redemption of $18.2 million aggregate principal amount of 7 3/8% Pollution Control Revenue Bonds of 1984, Series A and $4.4 million aggregate principal amount of 8 1/4% Pollution Control Revenue Bonds of 1987, Series B. Aggregate premiums paid for the September 2, 1997 redemption were $546,000 and $88,000, respectively.

  During 1997, ACE issued and sold $65 million aggregate principal amount of Unsecured Medium Term Notes. Primarily, the notes were sold to cover the December 1, 1997 redemption of $20 million principal amount of 7.5% First Mortgage Bonds due April 1, 2002 and $29.976 million principal amount of 7.75% First Mortgage Bonds due June 1, 2006. Aggregate premiums paid for the redemption of these bonds were $240,000 and $440,647 respectively.

  On January 12, 1998, ACE issued $85 million of Secured Medium Term Notes, Series D maturing in January 2003 and January 2006. The Bonds paid a fixed interest rate of 6.0%, 6.2% and 6.2%. The net proceeds to be received by the Company from the issuance and sale of the Medium Term Notes will be applied to the repayment of outstanding short-term and long-term indebtedness, including the redemption of certain series of First Mortgage Bonds and Debentures ($58.575 million), Preferred Stock ($10 million) and unsecured short-term debt ($16.425 million) due in 1998.

  At December 31, 1997, 1996 and 1995, ACE's embedded cost of long term debt was 7.3%, 7.5% and 7.5%, respectively.

AEE

  Long term debt of ATE includes $15 million of 7.44% Senior Notes due 1999. ATE also has a revolving credit and term loan agreement which provides for borrowings of up to $25 million during successive revolving credit and term loan periods through June 1998. There were $5 million and $18.5 million in borrowings outstanding under this agreement at December 31, 1997 and 1996, respectively. Interest rates on borrowings are determined by reference to periodic pricing options available under the facility. Interest on the borrowings outstanding during 1997 ranged from 5.9% to 6.5%. This credit facility will be available up until the effective date of the merger.

  In December 1995, ATS through a partnership, arranged for the issuance of $12.5 million of special, limited obligation bonds of the New Jersey Economic Development Authority (NJEDA). Proceeds from the sale of the bonds were placed in escrow. The proceeds may be released to the ATS partnership and used to pay certain "qualified costs" subject to satisfaction of certain conditions. In November 1997, ATS satisfied the escrow release conditions and remarketed, through underwriters, $12.5 million principal amount, Series 1995 Thermal Energy Facilities Revenue Bonds due December 1, 2009 at variable rates of interest. Since issuance, the interest rates to the ATS partnership have ranged from 2.5% to 4.1%. In addition, the NJEDA issued an additional $18.5 million in limited obligation bonds which were sold, through underwriters, as Series 1997 Thermal Energy Facilities Revenue Bonds due December 1, 2031 at variable rates which have ranged from 2.5% to 4.1%. ATS applied $20.0 million of bond proceeds to reimburse it for certain qualifying costs incurred during construction of the Midtown Energy Center in Atlantic City, New Jersey. Proceeds of $11.0 million remained in escrow at December 31, 1997 pending verification of compliance with NJEDA qualifications.

  ATS's $100 million revolving credit and term loan facility, was amended and restated to $143 million in October 1997. Up to $50 million of available credit commitment can be used to establish letters of credit. As of December 31, 1997 and 1996, $89.1 million and $42.0 million was outstanding under this facility, respectively. Interest rates on borrowings are based on periodic pricing options selected by ATS. Interest rates on the borrowings outstanding ranged from 5.8% to 8.5% in 1997. This facility has been primarily used for construction of the Midtown Energy Center, which began commercial operation in January 1998. Aggregate commitment fees on unused credit lines of revolving AEE credit agreements were not significant. This credit facility will be available up until the effective date of the merger.

AEI

  Under AEI's $75 million revolving credit and term loan facility, AEI had $53.5 million and $37.6 million outstanding in borrowings at December 31, 1997 and 1996, respectively. Interest rates are based on periodic pricing options selected by AEI. Interest on the borrowings outstanding during 1997 ranged from 5.79% to 8.62%. This facility, has been used to fund acquisitions of Company common stock and other general corporate purposes and will continue to be used for corporate purposes up until the effective date of the merger.

                                LONG TERM DEBT

                   MATURITIES AND SINKING FUND REQUIREMENTS

                                         ACE      ATE     AEI     ATS    TOTAL
     (000)                               ---      ---     ---     ---    -----
     1998.............................      --* $ 5,000 $53,500 $89,066 $147,566
     1999............................. $30,075   15,000      --      --   45,075
     2000.............................  46,075       --      --      --   46,075
     2001.............................  40,075       --      --      --   40,075
     2002.............................  50,075       --      --      --   50,075

--------
*  Excludes amounts refinanced in 1998.

NOTE 10. COMMON SHAREHOLDERS' EQUITY

  In addition to public offerings, Common Stock may be issued through the Dividend Reinvestment and Stock Purchase Plan (DRP), ACE benefit plans (ACE plans), the EIP and the Employee Stock Purchase Plan (ESPP). The number of shares of Common Stock issued (forfeited) during the year ended December 31, and the number of shares reserved for issuance at December 31, 1997, were as follows:

                                                 1997   1996     1995   RESERVED
                                                 ----   ----     ----   --------
     ACE Plans.................................     -- (28,844) (7,601) 177,483
     EIP.......................................  2,000    (555)  9,234       --
     ESPP...................................... 51,133      --      --  348,867
                                                ------ -------  ------
       Total................................... 53,133 (29,399)  1,633
                                                ====== =======  ======

  In April 1996, the shareholders of AEI approved the ESPP. Under this plan, eligible employees can purchase shares of common stock at a 15% discount. The offering periods begin on August 15 in each of the years 1996-1999 and end August 14 of the following year. The maximum number of shares that shall be issued under this plan shall be 100,000 in each of the offering periods plus unissued shares from the prior offering period up to a total of 400,000 shares. On August 14, 1997 in lieu of issuing shares the Company bought 51,133 shares at a market price ranging from $17.625 to $18.00 per share, for $.9 million. This plan will terminate at the effective date of the merger.

  The Company's program to reacquire up to three million shares of it's common stock outstanding will expire with the merger. During 1995, the Company reacquired and cancelled 1,625,000 shares for a total cost of $29.6 million with prices ranging from $17.625 to $18.875 per share. As of December 31, 1997, the Company has reacquired and cancelled 1,846,700 shares of its common stock at a total cost of $33.5 million. The Company did not reacquire and cancel any shares under this program during 1997 or 1996.

  Pursuant to ACE's certificate of incorporation, ACE is subject to certain limitations on the payment of dividends to the Company, which is the holder of all of ACE's common stock. When full dividends have been paid on the Preferred Stock Securities of ACE for all past quarterly-yearly dividend periods, dividends may be declared and paid by ACE on its common stock, as determined by the Board of Directors of ACE, out of funds legally available for the payment of dividends.

NOTE 11. COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM

  ACE cash construction expenditures for 1998 are estimated to be approximately $68 million. Nonutility capital expenditures for 1998 are estimated to be $49 million.

PURCHASED CAPACITY AND ENERGY ARRANGEMENTS -- ACE

  ACE arranges with various providers of bulk energy to obtain sufficient supplies of energy to satisfy current and future energy requirements of the Company. Arrangements may be for generating capacity and associated energy or for energy only. Terms of the arrangements vary in length to enable ACE to optimally manage its supply portfolio in response to changing market conditions. At December 31, 1997, ACE has contracted for 2,416 megawatts (MWs) of purchased capacity with terms remaining of 1 to 27 years and additionally, 125 MWs commencing in 1998 for 2 years and 175 MWs commencing in 1999 for 10 years. Information regarding these arrangements relative to ACE was as follows:

                                                          1997    1996    1995
                                                          ----    ----    ----
     As a % of Capacity (year end)......................     29%     30%     30%
     As a % of Generation...............................     54%     55%     52%
     Capacity charges (millions)........................ $197.4  $195.7  $190.6
     Energy charges (millions).......................... $136.8  $145.1  $135.4

  Amounts for purchased capacity are shown on the Consolidated Statement of Income as Purchased Capacity. Of these amounts, charges of certain nonutility providers are recoverable through the LEC, which amounted to $165 million, $165.3 million and $162.7 million in 1997, 1996 and 1995, respectively. Minimum future payments for purchased capacity and energy under contract for the years 1998 through 2002 are performance driven and cannot be reasonably estimated.

ENVIRONMENTAL MATTERS -- ACE

  The provisions of Title IV of the Clean Air Act Amendments of 1990 (CAAA) require, among other things, phased reductions of sulfur dioxide (SO/2/) emissions by 10 million tons per year, a limit on SO/2/ emissions nationwide by the year 2000 and reductions in emissions of nitrogen oxides (NOx) by approximately 2 million tons per year. ACE's wholly-owned B.L. England Units 1 and 2 and its jointly-owned Conemaugh Units 1 and 2 are in compliance with Phase I requirements as the result of installation of scrubbers at each station. All of ACE's fossil-fuel steam generating units are affected by Phase II (2000) of the CAAA. A compliance plan for these units currently reflects capital expenditures of approximately $8.5 million in 1998 through 2002. The jointly-owned Keystone Station is impacted by the SO/2/ and NOx provisions of Title IV of the CAAA during Phase II. The Keystone owners plan to primarily rely on emission allowances to comply with the CAAA through the year 2000.

  On August 1, 1997, the New Jersey Department of Environmental Protection (NJDEP) announced that it intended to introduce rules to reduce NOx emissions by 90% from the 1990 levels by the year 2003. On September 15, 1997 the NJDEP filed its proposal with the Office of Administrative Law. In its proposal, entitled "NOx Budget Program", the NJDEP prescribed participation of New Jersey's large combustion sources in a regional cap and trade program designed to significantly reduce emissions of NOx. In effect, the proposed regulation would require New Jersey to become the first northeastern state to require NOx reductions of 90% from the 1990 levels, by the year 2003. Both ACE's B.L. England and Deepwater generating stations will be affected by the NJDEP's proposal. On October 24, 1997 ACE testified in opposition to the proposal. ACE cannot predict the ultimate outcome of this matter or the costs of compliance.

OTHER

  AEE provides payment guarantees to certain natural gas suppliers and transporters of Enerval. These payment guarantee notifications provide that if Enerval does not make timely payment as specified in an agreement with the supplier or transporter, the Guarantor (AEE) will pay the amount due. The amounts due vary from month to month with respect to purchases from and payments to these suppliers and transporters. The exposure to AEE at December 31, 1997 was approximately $5.5 million.

  The Company is party to various other claims, legal actions and complaints arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

NUCLEAR -- ACE

 Nuclear Plant Decommissioning -- ACE

  ACE has a trust to fund the future costs of decommissioning each of the five nuclear units in which it has an ownership interest. The current annual funding amount, as authorized by the BPU, totals $6.4 million and is provided for in rates charged to customers. The funding amount is based on estimates of the future cost of decommissioning each of the units, the dates that decommissioning activities are expected to begin and return to be earned by the assets of the fund. The present value of ACE's nuclear decommissioning obligation, based on costs adopted by the BPU in 1991 and restated in 1997 dollars, is $164.8 million. Decommissioning activities as approved by the BPU are expected to begin in 2006 and continue through 2032. The total estimated value of the trust at December 31, 1997, inclusive of the present value of future funding, based on current annual funding amounts and expected decommissioning dates approved by the BPU, is approximately $147 million, without earnings on or appreciation of the fund assets. In accordance with BPU regulations, updated site-specific studies based on 1995 costs were completed in September 1996 and submitted to the BPU for review by the Staff of the BPU and the Ratepayer Advocate. The updated site specific studies support that the current level of funding is sufficient. As such, ACE will not seek to increase the recovery of decommissioning in its rates.

 Salem Nuclear Generating Station

  ACE is an owner of 7.41% of Salem Units 1 and 2, which are operated by PS. The Salem units represent 164 MWs of ACE's total installed capacity of 2,415.7 MWs. Salem Unit 1 has been out of service since May 16, 1995. Salem Unit 2, out of service since June 7, 1995 returned to service on August 30, 1997 and reached 100% power on September 23, 1997.

  PS has advised ACE that the installation of Salem Unit 1 steam generators has been completed. The cost of purchasing and installing the steam generators, as well as the disposal of the old generators is $186 million, of which ACE's share is $13.8 million. The unit is currently expected to return to service near the end of the first quarter of 1998. Restart of Salem Unit 1 is also subject to NRC approval.

  The Salem Station outages has caused ACE to incur replacement power costs of approximately $700 thousand per month per unit. As previously discussed, ACE's replacement power costs for the current and recent outage, up to the agreed-upon return-to-service date of June 30, 1997 for Salem Unit 1 and December 31, 1996 for Salem Unit 2, will be recoverable in rates in ACE's 1997 LEC proceeding. Replacement power costs incurred after the agreed-upon return-to-service date for the Salem Station will not be recoverable in rates. ACE has incurred $10.2 million in non-recoverable replacement power costs to date related to Salem.

  ACE entered into an agreement with PS for the purpose of limiting ACE's exposure to Salem's 1997 operation and maintenance (O&M) expenses. Pursuant to the terms of the agreement, ACE was obligated to pay to PS $10 million of O&M expense, as a fixed charge payable in twelve equal installments beginning February 1, 1997. ACE's obligation for any contributions, above the $10 million, to Salem 1997 O&M expenses up to ACE's estimated share of $21.8 million, is based on performance and directly related to the timely return and operation of the units. As a result of this Agreement, ACE agreed to dismiss the complaint filed in the Superior Court of New Jersey in March 1996 alleging negligence and breach of contract.

  On February 27, 1996, the Salem co-owners filed a Complaint in United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators, under Federal and state statutes alleging fraud, negligent misrepresentation and breach of contract. The litigation is continuing in accordance with the schedule established by the court.

 Other

  The Energy Policy Act of 1992 permits the Federal government to assess investor-owned electric utilities that have ownership interests in nuclear generating facilities for the decontamination and decommissioning of Federally operated nuclear enrichment facilities. Based on its ownership in five nuclear generating units, ACE has a liability of $4.6 million and $5.3 million at December 31, 1997 and 1996, respectively, for its obligation to be paid over the next 12 years. ACE has an associated regulatory asset of $5.0 million and $5.7 million at December 31, 1997 and 1996, respectively. Amounts are currently being recovered in rates for this liability and the regulatory asset is concurrently being amortized to expense based on the annual assessment billed by the Federal government.

  ACE is subject to a performance standard for its five jointly-owned nuclear units. This standard is used by the BPU in determining recovery of replacement energy costs when output from the nuclear units is reduced or not available. Underperformance results in penalties which are not permitted to be recovered from customers and are charged against income. According to a December 1996 stipulation agreement, the performance of Salem Units 1 and 2 shall not be included in the calculation of a nuclear performance penalty for the period each unit was taken out of service up to each unit's respective return-to-service date. The parties to the stipulation agreed that for the years 1995 and 1996, there will be no penalty under the nuclear performance standard. Additionally, ACE will not incur a nuclear performance penalty for 1997.

INSURANCE PROGRAMS -- ACE

 Nuclear

  ACE is a member of certain insurance programs that provide coverage for contamination and property damage to members' nuclear generating plants. Facilities at the Peach Bottom, Salem and Hope Creek stations are insured against property damage losses up to $2.75 billion per site under these programs.

  In addition, ACE is a member of an insurance program which provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specific conditions. The insurer for nuclear extra expense insurance provides stated value coverage for replacement power costs incurred in the event of an outage at a nuclear unit resulting from physical damage to the nuclear unit. The stated value coverage is subject to a deductible period of the first 21 weeks of any outage. Limitations of coverage include, but are not limited to, outages 1) not resulting from physical damage to the unit, 2) resulting from any government mandated shutdown of the unit, 3) resulting from any gradual deterioration, corrosion, wear and tear, etc. of the unit, 4) resulting from any intentional acts committed by an insured and 5) resulting from certain war risk conditions. Under the property and replacement power insurance programs, ACE could be assessed retrospective premiums in the event the insurers' losses exceed their reserves. As of December 31, 1997, the maximum amount of retrospective premiums ACE could be assessed for losses during the current policy year was $4.4 million under these programs.

  The Price-Anderson provisions of the Atomic Energy Act of 1954, as amended by the Price-Anderson Amendments Act of 1988, govern liability and indemnification for nuclear incidents. All nuclear facilities could be assessed, after exhaustion of private insurance, up to $79.275 million each reactor per incident, payable at $10 million per year. Based on its ownership share of nuclear facilities, ACE could be assessed up to an aggregate of $27.6 million per incident. This amount would be payable at an aggregate of $3.48 million per year, per incident.

 Other

  ACE's comprehensive general liability insurance provides pollution liability coverage, subject to certain terms and limitations for environmental costs incurred in the event of bodily injury or property damage resulting from the discharge or release of pollutants into or upon the land, atmosphere or water. Limitations of coverage include any pollution liability 1) resulting subsequent to the disposal of such pollutants, 2) resulting from the operation of a storage facility of such pollutants, 3) resulting in the formation of acid rain, 4) caused to property owned by an insured and 5) resulting from any intentional acts committed by an insured.

NOTE 12. ACE'S ELECTRIC UTILITY INDUSTRY RESTRUCTURING AND STRANDED COSTS

  In April 1997, the BPU issued its Final Report containing findings and recommendations on the electric utility industry restructuring in New Jersey to the Governor and the State Legislature for their consideration. The recommendation for phase-in of retail choice to electric consumers calls for choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. The Report required each electric utility in the state to file complete restructuring plans, stranded cost filings and unbundled rate filings by July 15, 1997. The Report would allow utilities the opportunity to recover stranded costs on a case-by-case basis, with no guarantee of 100 percent recovery of eligible stranded costs.

  ACE filed its response to the BPU on July 15, 1997. ACE's restructuring plan met the BPU's recommendations for phase-in of retail electric access based on a first-come, first-served basis, proposing choice to 10% of all customers beginning October 1, 1998 and to 100% by July 1, 2000. Customers remaining with ACE will be charged a market-based electricity price beginning October 1, 1998. The restructuring plan included a two-phased approach to future rate reductions.

  In an October 31, 1997 letter to the BPU, ACE added specificity to the framework set out in the restructuring plan with regard to steps ACE anticipates taking to meet the BPU's rate reduction and restructuring goals. First, specific, definable cost reductions of approximately 4% after 1998 were outlined. Further, ACE offered that an appropriate resolution of the merger proceedings will allow ACE to reduce its rates, due to the merger, approximately 1.25% upon consummation of the change in control. In addition, ACE's current estimate showed that, through the use of securitized debt for the full amount of stranded costs associated with its own generation assets, a further rate decrease of up to 2% was possible based on appropriate legislation and orders of the BPU with respect to securitization. Finally, ACE estimates that the results of good-faith negotiations with the nonutility generators could provide a reduction of up to an additional 1.75%. In summary, ACE outlined a total rate reduction of 9% by the end of the transition. On January 28, 1998, the BPU issued its Order establishing the procedural schedule regarding the restructuring plan. Under that order, hearings on the restructuring plan are to be completed by mid-May 1998. It is anticipated that the BPU will issue its final order during the summer of 1998.

  Under the stranded cost filing, ACE specified its total stranded cost estimated to be approximately $1.3 billion, of which $911 million is attributable to above-market nonutility generation (NUG) contracts. The remaining amount, approximately $415 million, is related to wholly- and jointly-owned generation investments. The stranded cost filing supports full recovery of stranded costs, which ACE believes is necessary to move to a competitive environment. On February 5, 1998, the Company filed rebuttal testimony in the stranded cost filing. As part of the filing, the Company updated its stranded cost estimates for the effects of tax law changes in the State of New Jersey and to modify certain assumptions made in estimating the stranded costs. The total stranded costs in the rebuttal filing are approximately $1.2 billion with $812 million attributable to NUG contracts and $397 million related to wholly- and jointly-owned generation investments. Determination of the stranded cost filing will be heard by the Office of Administrative Law. The ALJ is expected to render a decision in May 1998. If ACE is required to recognize amounts as unrecoverable, ACE may be required to write down asset values, and such writedowns could be material.

  ACE continues to meet the criteria set forth in SFAS 71 and has presented these financial statements in accordance therewith. (See Note 1 --
 Regulation -- ACE). The FASB, through the Emerging Issue Task Force (EITF), has recently set forth guidance intended to clarify the accounting treatment of specific issues associated with the restructuring of the electric utility industry through EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises-Accounting for the Discontinuation of application of FASB Statement No. 71" (EITF No. 97-4)". The consensus reached in EITF No. 97-4 as to when an enterprise should stop applying SFAS 71 to a separable portion of its business whose pricing is being deregulated, is defined as "when deregulatory legislation or a rate order (whichever is necessary to effect change in the jurisdiction) is issued that contains sufficient detail for the enterprise to reasonably determine how the transition plan will effect the separable portion of its business" (e.g. generation).

  Consensus was also reached "that the regulatory assets and regulatory liabilities that originated in the separable portion of an enterprise to which Statement 101 (SFAS 101, "Regulatory Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71") is being applied should be evaluated on the basis of where (that is, the portion of the business in which) the regulated cash flows to realize and settle them, respectively, will be derived." Additionally, the "source of the cash flow approach adopted in the consensus should be used for recoveries of all costs and settlements of all obligation (not just for regulatory assets and regulatory liabilities that are recorded at the date Statement 101 is applied) for which regulated cash flows are specifically provided in the deregulatory legislation or rate order".

  At this time ACE cannot predict, with certainty when it will stop applying SFAS 71 for its generation business. ACE also cannot predict the impacts for its generation business nor can it predict the impacts on its financial condition as a result of applying SFAS 101. The outcome will be dependent upon when a plan is approved and the level of recovery of stranded costs allowed by the BPU. If assets require a write-down as a result of the application of SFAS 101, ACE may need to record an extraordinary noncash charge to operations that could have a material impact on the financial position and results of operations of ACE.

  ACE has entered into BPU approved Off-Tariff Rate Agreements (OTRA's) with at-risk customers which provide for special rates for customers who may choose to leave ACE's energy system because they have alternative energy sources available. The aggregate amount of such reduced rate agreements has been a reduction to revenues of $10.5 million for 1997 and $3.5 million for 1996.

NOTE 13. REGULATORY ASSETS AND LIABILITIES -- ACE

  Costs incurred by ACE that have been permitted, or are expected to be permitted, by the BPU to be deferred for recovery in rates in more than one year, or for which future recovery is probable, are recorded as regulatory assets. Regulatory assets are amortized to expense over the period of recovery.

  Total regulatory assets at December 31 are as follows:

                                                                      REMAINING
                                                                       RECOVERY
                                                      1997     1996    PERIOD*
(000)                                                 ----     ----   ---------
Recoverable Future Federal
 Income Taxes...................................... $ 85,858 $ 85,858        (A)
Unrecovered Purchased Power Costs:
 Capacity Cost.....................................   48,038   64,658    3 years
 Contract Renegotiation Costs......................   18,226   18,742   17 years
Unrecovered State Excise Taxes.....................   45,154   54,714    5 years
Unamortized Debt Costs-Refundings..................   30,002   29,878 1-29 years
Deferred Energy Costs (See Note 1).................   27,424   33,529        (B)
Other Regulatory Assets:
 Postretirement Benefits Other Than Pensions (See
  Notes 3&5).......................................   37,476   32,609   15 years
 Asbestos Removal Costs............................    8,816    9,086   32 years
Decommissioning/Decontaminating Federally-owned
 Nuclear Units
 (See Note 11).....................................    5,032    5,726   11 years
Other..............................................   10,789   12,154
                                                    -------- --------
                                                    $316,815 $346,954
                                                    ======== ========

--------
*  From December 31, 1997
(A) Pending future recovery
(B) Recovered over annual LEC period

  Recoverable Future Federal Income Taxes is the amount of revenue expected to be collected from ratepayers for deferred tax costs to be paid in future years. Unrecovered Purchased Power Capacity Costs represent deferrals of prior capacity costs then in excess of levelized revenues associated with a certain long term capacity arrangement. Levelized revenues have since been greater than costs, permitting the deferred costs to be amortized to expense. Contract Renegotiation Costs were incurred through renegotiation of a long term capacity and energy contract with a certain independent power producer. Unrecovered State Excise Taxes represent additional amounts paid as a result of prior legislative changes in the computation of state excise taxes. Unamortized Debt Costs associated with debt reacquired by refundings are amortized over the life of the related new debt. FASB Statement of Financial Accounting Standard No. 106 -- "Employers Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106) required companies to recognize an obligation composed of the present value of OPEB obligations for retirees and current employees incurred as of the date of adoption. In December 1992, ACE adopted SFAS 106, applied deferred accounting to these OPEB costs and began to record a regulatory asset consistent with SFAS 71. In December 1997, the BPU approved an increase in annual base rate revenues of $5.0 million for recovery of expenses associated with OPEB costs. This amount included recovery of the regulatory asset over a 15 year period beginning in January 1998. Asbestos Removal Costs were incurred to remove asbestos insulation from a wholly-owned generating station. Included in Other are certain amounts being recovered over a period of one to five years.

NOTE 14. LEASES

  ACE leases from others various types of property and equipment for use in its operations. Certain of these lease agreements are capital leases consisting of the following at December 31:

                                                                 1997    1996
     (000)                                                       ----    ----
     Production plant.......................................... $ 6,642 $ 6,642
     Less accumulated amortization.............................   5,707   5,005
                                                                ------- -------
     Net.......................................................     935   1,637
     Nuclear fuel..............................................  38,795  38,277
                                                                ------- -------
     Leased property-net....................................... $39,730 $39,914
                                                                ======= =======

  ACE has a contractual obligation to obtain nuclear fuel for the Salem, Hope Creek and Peach Bottom stations. The asset and related obligation for the leased fuel are reduced as the fuel is burned and are increased as additional fuel purchases are made. No commitments for future payments beyond satisfaction of the outstanding obligation exist. Operating expenses for 1997, 1996 and 1995 include leased nuclear fuel costs of $9.8 million, $8.7 million and $11.2 million, respectively, and rentals and lease payments for all other capital and operating leases of $2.7 million, $2.6 million and $3.9 million, respectively. Future minimum rental payments for all noncancellable lease agreements are less than $2.5 million per year for each of the next 5 years.

  ATE is the lessor in five leveraged lease transactions consisting of three aircraft and two containerships with total respective costs of approximately $168 million and $76 million. Remaining lease terms for all leases approximate 13 to 14 years. The Company's equity participation in the leases range from 22% to 32%. Funding of the investment in the leveraged lease transactions is comprised of equity participation by ATE and financing provided by third parties as long term debt without recourse to ATE. The lease transactions provide collateral for such third parties, including a security interest in the leased equipment.

  Net investment in leveraged leases at December 31 was as follows:

                                                              1997     1996
     (000)                                                    ----     ----
     Rentals receivable (net of principal and interest on
      nonrecourse debt)..................................... $50,841  $50,898
     Estimated residual values..............................  53,435   53,435
     Unearned and deferred income........................... (23,828) (24,646)
                                                             -------  -------
     Investment in leveraged leases.........................  80,448   79,687
     Deferred taxes arising from leveraged leases........... (76,362) (76,671)
                                                             -------  -------
     Net investment in leveraged leases..................... $ 4,086  $ 3,016
                                                             =======  =======


NOTE 15. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

  The Company does not use derivative financial instruments in its investment portfolio or for trading purposes. ACE and AEE are exposed to market changes in certain energy commodity prices (natural gas and electricity). To minimize the risk of market fluctuations associated with the purchase and sale of energy commodities both ACE and Enerval enter into various transactions involving derivative financial instruments for hedging purposes.

  ACE enters into agreements to buy and sell electricity at a predetermined price for future periods. ACE utilizes purchased and written options to purchase or sell a predetermined amount of electricity at a predetermined price in an effort to limit ACE's risk related to those agreements. Gains or losses associated with derivative transactions are recognized in operations in the period the derivative instrument is terminated or extinguished or ceases to be qualified as a hedge. ACE has established risk management policies and procedures to minimize the level of risk associated with electric marketing transactions. At December 31, 1997, ACE's unhedged outstanding commitments to sell energy were immaterial.

  AEE through Enerval enters into fixed-priced contracts which commit the company to sell, up to a predetermined volume, natural gas at a fixed price. To meet the physical gas supply delivery requirements under these gas sales contracts, Enerval enters into natural gas physical purchase contracts based on market price. In order to hedge its price risk relative to its fixed price sales commitments, Enerval utilizes natural gas futures contracts to reduce its exposure relative to the volatility of market prices. Enerval records the gain or loss resulting from changes in the market value of the futures contract as an increase or decrease to fuel costs when the corresponding sale is made.

  As a service to Enerval, the other 50% owner enters into futures contracts on Enerval's behalf. As of December 31, 1997, this owner entered into natural gas futures contracts on behalf of Enerval for 9.3 million DTH at a price range of $1.90 to $3.20, through March 2000 in the notional amount of $21.2 million. The original contract terms range from one month to two years. Enerval's futures contracts hedge $21.7 million in anticipated natural gas sales. The counterparties to the futures contracts are the New York Mercantile Exchange and major over the counter market traders. The Company believes the risk of nonperformance by these counterparties is not significant. If the contracts had been terminated at December 31, 1997, $0.6 million would have been payable by Enerval for the natural gas price fluctuations.

  A number of items within Current Assets and Current Liabilities on the Consolidated Balance Sheet are considered to be financial instruments because they are cash or are to be settled in cash. Due to their short-term nature, the carrying values of these items approximate their fair market values. Accounts Receivable -- Utility Service and Unbilled Revenues are subject to concentration of credit risk because they pertain to utility service conducted within a fixed geographic region. Investments in Leveraged Leases are subject to concentration of credit risk because they are exclusive to a small number of parties within two industries. The Company has recourse to the affected assets under lease. These leased assets are of general use within their respective industries.

  ACE's long term debt and preferred securities and ATE's long term debt securities are not widely held and generally trade infrequently. The estimated aggregate fair value of debt securities has been determined based on quoted market prices for the same or similar debt issues or on securities of companies with similar credit quality, coupon rates and maturities. The aggregate fair value of preferred securities has been determined using market information available from actual trades or of trades of similar instruments of companies with similar credit quality. At December 31 the amounts are as follows:

                    LONG TERM DEBT AND PREFERRED SECURITIES
                                 (IN MILLIONS)

                                                      1997            1996
                                                      ----            ----
                                                 CARRYING  FAIR  CARRYING  FAIR
                                                  VALUE   VALUE   VALUE   VALUE
                                                 -------- -----  -------- -----
     ACE Long Term Debt.........................  $833.7  $859.5  $802.4  $828.8
     ACE Preferred Stock........................    64.0    60.1    74.0    77.1
     Preferred Securities*......................    70.0    72.3    70.0    69.3
     AEI Long Term Debt.........................    53.5    53.5    37.6    37.6
     ATS Long Term Debt.........................   120.1   120.1    54.5    54.5
     ATE Long Term Debt.........................    20.0    20.3    33.5    34.0

--------
* ACE Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of ACE

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  Quarterly financial data, reflecting all adjustments necessary in the opinion of management for a fair presentation of such amounts, are as follows:

                                                    BASIC    DILUTED  DIVIDENDS
                    OPERATING  OPERATING   NET    EARNINGS  EARNINGS    PAID
QUARTER              REVENUES   INCOME   INCOME   PER SHARE PER SHARE PER SHARE
-------             ---------  --------- ------   --------- --------- ---------
1997                  (000)      (000)    (000)
1st................ $  245,529 $ 47,172  $18,631      .35     $ .35     $.385
2nd................    244,338   44,659   16,845      .32       .32      .385
3rd................    340,623   89,456   46,466      .89       .88      .385
4th................    271,870    7,916   (7,537)    (.14)     (.14)     .385
                    ---------- --------  -------    -----     -----     -----
Annual............. $1,102,360 $189,203  $74,405    $1.42     $1.42     $1.54
                    ========== ========  =======    =====     =====     =====
1996
1st................ $  246,911 $ 39,853  $15,535      .30     $ .30     $.385
2nd................    228,321   32,476   10,250      .20       .20      .385
3rd................    286,273   67,631   32,567      .62       .62      .385
4th................    235,533   18,717      415      .01       .01      .385
                    ---------- --------  -------    -----     -----     -----
Annual............. $  997,038 $158,677  $58,767    $1.12     $1.12     $1.54
                    ========== ========  =======    =====     =====     =====

  Certain prior year amounts have been reclassified to conform to the current year reporting of these items. The most notable reclassification, with no effect on net income, pertains to the Company's nonutility activities previously reported in the Other Income line on the Consolidated Statement of Income. The revenues, operating expenses and income taxes from those operations are now reflected on the appropriate line items.

  Third quarter results generally exceed those of other quarters due to increased sales and higher residential rates for ACE. Individual quarters may not add to the total due to rounding.

  The fourth quarter 1997 Net Income reflects a charge of $16.5 million, after tax of $7.1 million recorded in December 1997 for the termination of various pension and compensation plans in anticipation of the merger. (See Note 4. --
 Merger). These expenses are included in operations expense and are classified as Termination of Employee Benefit Plans on the consolidated income statement.

  The fourth quarter 1996 Net Income reflects an increase in ACE's electric sales offset in part by the increase in energy expense due to increased sales, recovery of previously deferred energy costs and an increase in operations and maintenance expense related to Salem. During the fourth quarter of 1996 nonutility operations recorded a $1.6 million net of tax loss contingency for the sale of the Binghamton Cogeneration Facility by AGI, $0.8 million net of tax write-down of the carrying value of ASP's commercial building and $1.1 million net of tax loss for AEE's investment in Enerval.

NOTE 17. SUBSEQUENT EVENTS (UNAUDITED)

  Salem Unit 1 is presently expected to return to service during the second quarter of 1998.

  ACE will file its petition with the BPU during the second quarter of 1998 requesting an increase in 1998-1999 annual LEC revenues.

  ACE submitted its second Demand Side Management (DSM) Plan for the period from September 1997 through August 1998 in April 1997. The DSM Plan includes programs which address energy conservation needs of the residential, commercial and industrial markets but are not intended to promote new uses of electricity. Motions were filed on behalf of interveners who were granted full intervenor status by the BPU on July 30, 1997. During the course of the DSM proceedings, the Ratepayer Advocate alledged that ACE has been recovering more in rates for DSM purposes then it is spending. The interveners, the BPU (the Parties) and ACE have come to an agreement on the terms of the Plan except with regard to the overrecovery issue. On March 10, 1998, ACE filed a reconciliation of its Demand Side Management programs with the BPU. The purpose of this filing was to detail the level of DSM expenditures for the calendar years 1994 through 1997. ACE's position is that the level of DSM expenditures cannot be viewed in isolation, but must be considered in light of both the overall history of DSM expenditures under current rates and the overall revenue requirement needs in a rate proceeding. As of the date of this filing responses from the Parties have not yet been received. Upon their receipt the matter will then be submitted to the BPU for review. ACE is unable to determine the probable outcome of this matter at this time.

              REPORT OF MANAGEMENT-ATLANTIC CITY ELECTRIC COMPANY

  The management of Atlantic City Electric Company and its subsidiary (the Company) is responsible for the preparation of the consolidated financial statements presented in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management made informed judgments and estimates, as necessary, relating to events and transactions reported.

  Management has established a system of internal accounting and financial controls and procedures designed to provide reasonable assurance as to the integrity and reliability of financial reporting. In any system of financial reporting controls, inherent limitations exist. Management continually examines the effectiveness and efficiency of this system, and actions are taken when opportunities for improvement are identified. Management believes that, as of December 31, 1997, the system of internal accounting and financial controls over financial reporting is effective. Management also recognizes its responsibility for fostering a strong ethical climate in which the Company's affairs are conducted according to the highest standards of corporate conduct. This responsibility is characterized and reflected in the Company's code of ethics and business conduct policy.

  The consolidated financial statements have been audited by Deloitte & Touche LLP, Certified Public Accountants. Deloitte & Touche LLP provides objective, independent audits as to management's discharge of its responsibilities insofar as they relate to the fairness of the financial statements. Their audits are based on procedures believed by them to provide reasonable assurance that the financial statements are free of material misstatement.

  The Company's internal auditing function conducts audits and appraisals of the Company's operations. It evaluates the system of internal accounting, financial and operational controls and compliance with established procedures. Both the external auditors and the internal auditors periodically make recommendations concerning the Company's internal control structure to management and the Audit Committee of the Board of Directors. Management responds to such recommendations as appropriate in the circumstances. None of the recommendations made for the year ended December 31, 1997 represented significant deficiencies in the design or operation of the Company's internal control structure.

           /s/ M. J. Chesser
By___________________________________
   M. J. Chesser President and Chief
           Operating Officer

           /s/ M. J. Barron
By___________________________________
  M. J. Barron Senior Vice President
      and Chief Financial Officer

February 2, 1998

                         INDEPENDENT AUDITORS' REPORT

To Atlantic City Electric Company:

  We have audited the accompanying consolidated balance sheets of Atlantic City Electric Company and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic City Electric Company and subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

  /s/ Deloitte & Touche LLP
_____________________________________
  Deloitte & Touche LLP

February 2, 1998 (March 1, 1998 as to Note 4)
Parsippany, New Jersey

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS, IN THOUSANDS)

                               DECEMBER 31,
                               ------------
                              1997        1996
                              ----        ----
         ASSETS
Electric Utility Plant
In Service:
 Production..............  $1,242,049  $1,212,380
 Transmission............     383,577     373,358
 Distribution............     763,915     731,272
 General.................     195,745     191,210
                           ----------  ----------
Total In Service.........   2,585,286   2,508,220
Less Accumulated
 Depreciation............     934,235     871,531
                           ----------  ----------
Utility Plant in Service-
 Net.....................   1,651,051   1,636,689
Construction Work in
 Progress................      95,120     117,188
Land Held for Future
 Use.....................       5,604       5,604
Leased Property-Net......      39,730      39,914
                           ----------  ----------
                            1,791,505   1,799,395
                           ----------  ----------
Investments and
 Nonutility Property
Nuclear Decommissioning
 Trust Fund..............      81,650      71,120
Other....................      10,853       9,750
                           ----------  ----------
                               92,503      80,870
                           ----------  ----------
Current Assets
Cash and Temporary
 Investments.............       5,640       7,927
Accounts Receivable:
 Utility Service.........      64,511      64,432
 Miscellaneous...........      23,507      21,650
 Allowance for Doubtful
  Accounts...............      (3,500)     (3,500)
Unbilled Revenues........      36,915      33,315
Fuel (at average cost)...      29,159      29,603
Materials and Supplies
 (at average cost).......      20,893      23,815
Working Funds............      15,125      15,517
Deferred Energy Costs....      27,424      33,529
Prepaid Excise Tax.......       3,804       7,125
Other Prepayments........      16,273      10,089
                           ----------  ----------
                              239,751     243,502
                           ----------  ----------
Deferred Debits
Unrecovered Purchased
 Power Costs.............      66,264      83,400
Recoverable Future
 Federal Income Taxes....      85,858      85,858
Unrecovered State Excise
 Taxes...................      45,154      54,714
Unamortized Debt Costs...      43,418      43,579
Deferred Other Post
 Retirement Employee
 Benefit Costs...........      37,476      32,609
Other Regulatory Assets..      24,637      26,966
Other....................      10,189       9,848
                           ----------  ----------
                              312,996     336,974
                           ----------  ----------
Total Assets.............  $2,436,755  $2,460,741
                           ==========  ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS, IN THOUSANDS)

                                                            DECEMBER 31,
                                                            ------------
                                                           1997        1996
                                                           ----        ----
            LIABILITIES AND CAPITALIZATION
Capitalization
Common Shareholder's Equity:
Common Stock........................................... $   54,963  $   54,963
Premium on Capital Stock...............................    231,081     231,081
Contributed Capital....................................    263,617     259,078
Capital Stock Expense..................................     (1,537)     (1,645)
Retained Earnings......................................    234,909     234,948
                                                        ----------  ----------
Total Common Shareholder's Equity......................    783,033     778,425
                                                        ----------  ----------
Preferred Securities:
 Not Subject to Mandatory Redemption...................     30,000      30,000
 Subject to Mandatory Redemption.......................     33,950      43,950
 Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of the Company...............     70,000      70,000
 Long Term Debt........................................    833,744     802,245
                                                        ----------  ----------
                                                         1,750,727   1,724,620
                                                        ----------  ----------
Current Liabilities
Preferred Stock Redemption Requirement.................         --      10,000
Capital Lease Obligations-Current......................        653         702
Long Term Debt-Current.................................         --         175
Short Term Debt........................................     55,675      64,950
Accounts Payable.......................................     56,672      63,644
Federal Income Taxes Payable-Affiliate.................         --       7,398
Other Taxes Accrued....................................      5,922       7,494
Interest Accrued.......................................     19,562      19,619
Dividends Declared.....................................     21,215      21,701
Deferred Income Taxes..................................      1,888       3,190
Provision for Rate Refunds.............................         --      13,000
Other..................................................     20,293      19,137
                                                        ----------  ----------
                                                           181,880     231,010
                                                        ----------  ----------
Deferred Credits and Other Liabilities
Deferred Income Taxes..................................    362,213     357,580
Deferred Investment Tax Credits........................     44,043      46,577
Capital Lease Obligations..............................     39,077      39,212
Accrued Other Post Retirement Employee Benefit Costs...     37,476      32,609
Other..................................................     21,339      29,133
                                                        ----------  ----------
                                                           504,148     505,111
                                                        ----------  ----------
Commitments and Contingencies (Note 11)
Total Liabilities and Capitalization................... $2,436,755  $2,460,741
                                                        ==========  ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS, IN THOUSANDS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1997         1996        1995
                                              ----         ----        ----
Operating Revenues
Electric................................  $  1,068,534  $  984,360  $  953,779
Other Services..........................        16,356       5,287       1,004
                                          ------------  ----------  ----------
                                             1,084,890     989,647     954,783
                                          ------------  ----------  ----------
Operating Expenses
Energy..................................       293,457     225,185     191,766
Purchased Capacity......................       197,386     195,699     190,570
Operations..............................       154,556     163,633     153,397
Maintenance.............................        32,634      44,462      34,414
Termination of Employee Benefit Plans...        22,246          --          --
Depreciation and Amortization...........        83,276      80,845      78,461
State Excise Taxes......................       103,991     104,815     102,811
Taxes Other Than Income.................         7,292       9,888       8,677
                                          ------------  ----------  ----------
                                               894,838     824,527     760,096
                                          ------------  ----------  ----------
Operating Income........................       190,052     165,120     194,687
                                          ------------  ----------  ----------
Other Income
Allowance for Equity Funds Used During
 Construction...........................           815         879         817
Other-Net...............................        14,595      11,275      12,725
                                          ------------  ----------  ----------
                                                15,410      12,154      13,542
                                          ------------  ----------  ----------
Interest Charges
Interest Expense........................        64,501      64,847      62,879
Allowance for Borrowed Funds Used During
 Construction...........................        (1,003)       (976)     (1,679)
                                          ------------  ----------  ----------
                                                63,498      63,871      61,200
                                          ------------  ----------  ----------
Less Preferred Securities Dividend of
 Trust..................................         5,775       1,428          --
                                          ------------  ----------  ----------
Income Before Income Taxes..............       136,189     111,975     147,029
Federal Income Taxes....................        50,442      36,958      48,277
                                          ------------  ----------  ----------
Net Income..............................        85,747      75,017      98,752
Less Preferred Stock Dividend
 Requirements...........................         4,821       9,904      14,627
                                          ------------  ----------  ----------
Income Available for Common Stock.......  $     80,926  $   65,113  $   84,125
                                          ============  ==========  ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS, IN THOUSANDS)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                               ----        ----        ----
Cash Flows of Operating Activities
Net Income.................................  $  85,747  $   75,017  $    98,752
Unrecovered Purchased Power Costs..........     17,136      16,417       15,721
Deferred Energy Costs......................      6,105      (2,095)     (20,435)
Preferred Securities Dividends of Trust....      5,775       1,428           --
Depreciation and Amortization..............     83,276      80,845       78,461
Deferred Income Taxes-Net..................        796       1,448       15,694
Unrecovered State Excise Taxes.............      9,560       9,560        9,560
Changes-Net Working Capital Components:
 Accounts Receivable and Unbilled
  Revenues.................................     (5,536)      5,795      (22,565)
 Accounts Payable & Federal Income Taxes
  Payable-Affiliate........................    (14,370)      2,814       (4,801)
 Inventory.................................      3,365      (2,523)       4,960
 Other.....................................     (6,532)          6       (9,838)
Rate Refunds...............................    (13,000)     13,000           --
Employee Separation Costs..................       (308)     (7,179)     (19,112)
Other-Net..................................     (1,744)     18,139       11,266
                                             ---------  ----------  -----------
Net Cash Provided by Operating Activities..    170,270     212,672      157,663
                                             ---------  ----------  -----------
Cash Flows of Investing Activities
Construction Expenditures..................    (80,849)    (86,805)    (100,904)
Leased Nuclear Fuel Material...............     (9,105)     (6,833)     (10,446)
Plant Removal Costs........................        (47)     (2,109)      (4,525)
Other-Net..................................     (3,508)    (15,707)         892
                                             ---------  ----------  -----------
Net Cash Used by Investing Activities......    (93,509)   (111,454)   (114,983)
                                             ---------  ----------  -----------
Cash Flows of Financing Activities
Issuance of Preferred Securities...........         --      70,000           --
Proceeds from Long Term Debt...............     87,600          --      104,404
Retirement and Maturity of Long Term Debt..    (74,066)    (12,266)     (57,489)
Increase in Short Term Debt................      7,150      34,405       21,945
Proceeds from Nuclear Fuel Capital Lease
 Obligations...............................      9,105       6,833       10,446
Redemption of Preferred Stock..............    (20,000)    (98,876)     (24,500)
Capital Stock Dividends Declared...........    (85,678)    (92,066)     (95,866)
Preferred Securities of Trust..............     (5,775)     (1,428)          --
Capital Contributions from Parent (net)....      4,539        (567)        (223)
Other-Net..................................     (1,923)     (3,313)        (869)
                                             ---------  ----------  -----------
Net Cash Used by Financing Activities......    (79,048)    (97,278)     (42,152)
                                             ---------  ----------  -----------
Net Increase in Cash and Temporary
 Investments...............................     (2,287)      3,940          528
Cash and Temporary Investments:
 Beginning of Year.........................      7,927       3,987        3,459
                                             ---------  ----------  -----------
 End of Year...............................  $   5,640  $    7,927  $     3,987
                                             =========  ==========  ===========
Supplemental Schedule of Payments:
Interest...................................  $  64,966  $   65,269  $    58,274
Federal Income Taxes.......................  $  48,400  $   36,937  $    31,999

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DOLLARS, IN
                                   THOUSANDS)

                                        PREMIUM             CAPITAL
                               COMMON  ON CAPITAL CONTRIB.   STOCK   RETAINED
                                STOCK    STOCK    CAPITAL   EXPENSE  EARNINGS
                               ------  ---------- --------  -------  --------
Balance, December 31, 1994.... $54,963  $231,081  $259,868  $(2,300) $249,767
Net Income....................                                         98,752
Capital Stock Expense.........                                  169      (169)
Capital Contrib. from Parent
 (net)........................                        (223)
Less Dividends Declared:
 Preferred....................                                        (14,627)
 Common.......................                                        (81,239)
                               -------  --------  --------  -------  --------
Balance, December 31, 1995....  54,963   231,081   259,645   (2,131)  252,484
Net Income....................                                         75,017
Capital Stock Expense.........                                  486      (486)
Capital Contrib. from Parent
 (net)........................                        (567)
Less Dividends Declared:
 Preferred....................                                         (9,904)
 Common.......................                                        (82,163)
                               -------  --------  --------  -------  --------
Balance, December 31, 1996....  54,963   231,081   259,078   (1,645)  234,948
Net Income....................                                         85,747
Capital Stock Expense.........                                  108      (108)
Capital Contrib. from Parent
 (net)........................                       4,539
Less Dividends Declared:
 Preferred....................                                         (4,821)
 Common.......................                                        (80,857)
                               -------  --------  --------  -------  --------
Balance, December 31, 1997.... $54,963  $231,081  $263,617  $(1,537) $234,909
                               =======  ========  ========  =======  ========

--------
  As of December 31, 1997, the Company had 25 million authorized shares of Common Stock at $3 par value. Shares outstanding at December 31, 1997, 1996 and 1995 were 18,320,937.


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Except as modified below, Notes 1 through 17, excluding Note 7 and Note 10, to the Consolidated Financial Statements of Atlantic Energy Inc. (AEI) are incorporated herein by reference insofar as they relate to Atlantic City Electric Company (ACE) and its subsidiary:

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of ACE and Deepwater Operating Company (Deepwater) its wholly-owned subsidiary. On January 1, 1998, Deepwater was merged into ACE with no financial effect on financial position or results of operations of ACE. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Reclassification

  Certain prior year amounts have been reclassified to conform to the current year reporting of these items. The most notable reclassification, with no effect on net income, pertains to the Company's nonutility activities previously reported in the Other Income line on the Consolidated Statement of Income. The revenues, operating expenses and income taxes from those operations are now reflected on the appropriate line items.

 Related Party Transactions

  ACE has a contract for a total of 116 megawatts of capacity and related energy from a cogeneration facility that is 50% owned by a wholly-owned subsidiary of Atlantic Energy Enterprises, Inc. (AEE). Capacity costs totaled $28.6 million in 1997, $27.8 million in 1996 and $23.8 million in 1995. ACE sells electricity to subsidiaries of AEE. The electric sales totaled $6.5 million for 1997, $2.2 million for 1996 and $0.6 million for 1995. ACE also rents office space from a wholly-owned subsidiary of AEE which amounts are not significant. The amounts receivable from and payable to affiliates were not significant at December 31, 1997 and 1996.

NOTE 2. INCOME TAXES

  The components of Federal income tax expense for the years ended December 31 are as follows:

                                                         1997    1996    1995
     (000)                                               ----    ----    ----
     Current........................................... $49,646 $35,510 $32,457
     Deferred..........................................     796   1,448  15,820
                                                        ------- ------- -------
     Total Federal Income Tax Expense.................. $50,442 $36,958 $48,277
                                                        ======= ======= =======

  A reconciliation of the expected Federal income taxes compared to the reported Federal income tax expense computed by applying the statutory rate for the years ended December 31 follows:

                                1997      1996      1995
     (000)                      ----      ----      ----
     Statutory Federal Income
      Tax Rate...............       35 %      35 %      35 %
     Income Tax Computed at
      the Statutory Rate.....  $47,666   $39,191   $51,417
     Plant Basis
      Differences............    4,952     3,096     1,307
     Amortization of
      Investment Tax
      Credits................   (2,534)   (2,534)   (2,534)
     Other -- Net............      358    (2,795)   (1,913)
                               -------   -------   -------
     Total Federal Income Tax
      Expense................  $50,442   $36,958   $48,277
                               =======   =======   =======
     Effective Federal Income
      Tax Rate...............       37 %      33 %      33 %

  The increase in the effective Federal income tax expense rate is due primarily to permanently non-deductible merger and merger related expenses. State income tax expense is not significant.

  Items comprising deferred tax balances as of December 31 are as follows:

                                                                1997     1996
     (000)                                                      ----     ----
     Deferred Tax Liabilities:
     Plant Basis Differences................................. $332,288 $326,673
     Unrecovered Purchased Power Costs.......................   16,813   22,630
     State Excise Taxes......................................   16,326   20,141
     Other...................................................   34,190   29,344
                                                              -------- --------
     Total Deferred Tax Liabilities..........................  399,617  398,788
                                                              -------- --------
     Deferred Tax Assets:
     Deferred Investment Tax Credits.........................   23,775   25,143
     Other...................................................   11,741   12,875
                                                              -------- --------
     Total Deferred Tax Assets...............................   35,516   38,018
                                                              -------- --------
     Total Deferred Taxes -- Net............................. $364,101 $360,770
                                                              ======== ========

  On July 14, 1997 the Governor signed a bill into law eliminating the Gross Receipts and Franchise Tax (GR & FT) paid by the electric, natural gas and telecommunication public utilities. In its place, utilities will be subject to the state's corporate business tax. In addition, the state's existing sales and use tax will be expanded to include retail sales of electric power and natural gas, and a transitional energy facility assessment tax (TEFA) will be applied for a limited time on electric and natural gas utilities and will be phased-out over a five year period. The law took effect January 1, 1998 and on January 1 of each of the years thereafter, the TEFA will be reduced by 20%. By the year 2003, the TEFA will be fully phased-out and the savings will be passed through to ACE's Customers. As a result of this law, ACE will record deferred state taxes beginning in 1998 for state tax basis versus book basis differences.

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED).

  Quarterly financial data of ACE, reflecting all adjustments necessary in the opinion of management for a fair presentation of such amounts, are as follows:

                                      OPERATING  OPERATING   NET    EARNINGS FOR
     QUARTER                           REVENUES   INCOME   INCOME   COMMON STOCK
     -------                          ---------  --------- ------   ------------
                                        (000)      (000)    (000)      (000)
     1997
     1st............................. $  243,443 $ 47,350  $20,371    $18,961
     2nd.............................    242,567   45,028   18,676     17,266
     3rd.............................    338,070   89,123   47,541     46,541
     4th.............................    260,810    8,551     (841)    (1,842)
                                      ---------- --------  -------    -------
     Annual.......................... $1,084,890 $190,052  $85,747    $80,926
                                      ========== ========  =======    =======
     1996
     1st............................. $  245,656 $ 40,716  $19,316    $16,307
     2nd.............................    226,858   33,658   13,464     10,455
     3rd.............................    284,506   68,766   35,611     33,154
     4th.............................    232,627   21,980    6,627      5,197
                                      ---------- --------  -------    -------
     Annual.......................... $  989,647 $165,120  $75,017    $65,113
                                      ========== ========  =======    =======

  Individual quarters may not add to the total due to rounding.

  Certain prior year amounts have been reclassified to conform to the current year reporting of these items. The most notable reclassification, with no effect on net income, pertains to the Company's nonutility activities previously reported in the Other Income line on the Consolidated Statement of Income. The revenues, operating expenses and income taxes from those operations are now reflected on the appropriate line items.

  Third quarter results generally exceed those of other quarters due to increased sales and higher residential rates for ACE.

  The fourth quarter 1997 Net Income reflects a charge of $15.6 million, after tax of $6.6 million recorded in December 1997 for the termination of various pension and compensation plans in anticipation of the merger. (See AEI Note
4. -- Merger). These expenses are included in operations expense and are classified as Termination of Employee Benefit Plans on the consolidated income statement.

  The fourth quarter 1996 Net Income reflects an increase in ACE's electric sales offset in part by the increase in energy expense due to the increased sales, recovery of previously deferred energy costs and an increase in operations and maintenance expense related to Salem.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

 As of December 31, 1997

  Gerald A. Hale.............   President of Hale Resources, Inc., Summit, NJ,
                                a health care, industrial/natural resource investment and management company. General
                                Manager of HHH Investment Company, LLC.
                                Director of New Jersey Manufacturers Insurance
                                Company, New Jersey Business and Industry
                                Association and Hoke, Inc. Director of the
                                Company since 1983.

  Matthew Holden, Jr. .......   Professor of Government & Foreign Affairs,
                                University of Virginia, Charlottesville, VA.
                                Economic and political consultant, arbitrator.
                                Prior to 1982, Commissioner, Federal Energy
                                Regulatory Commission and Wisconsin Public
                                Service Commission. Director of the Company since 1981.

  Cyrus H. Holley............   President of Management Consulting Services,
                                Grapevine, TX. Director and Chief Executive
                                Officer of Oakmont Enterprises, Grapevine, TX.
                                Director of UGI Corporation and Kerns Oil &
                                Gas Company. Director of the Company since
                                1990.

  Jerrold L. Jacobs..........   Chairman of the Board and Chief Executive
                                Officer of Atlantic Energy and Chairman and
                                Atlantic City Electric Company. Formerly
                                President of Atlantic Energy. Director of the
                                Company since 1990.

  Kathleen MacDonnell........   Former Corporate Vice President of Campbell
                                Soup Company, Camden, NJ. President, Frozen
                                Foods & Specialty Group, of Campbell Soup
                                Company. Former Sector Vice President,
                                Prepared Foods, and Sector Vice President,
                                Grocery, of Campbell Soup Company. Director of the Company since 1993.

  Richard B. McGlynn.........   Attorney. Vice President and General Counsel
                                of United Water Resources, Inc., Harrington
                                Park, NJ. Former Partner in the law firm of LeBoeuf, Lamb, Greene & MacRae and Former
                                Partner in the law firm of Stryker, Tams &
                                Dill. Director of the Company since 1986.

  Bernard J. Morgan..........   Financial Investor, Southampton, PA. Director
                                of FormMaker Software, Inc., Atlanta, GA.
                                Former Vice Chairman of First Fidelity
                                Bancorporation, NJ/PA, Former Vice Chairman,
                                President, Chief Executive Officer and Chief
                                Operating Officer of Fidelcor, Inc. Former
                                Chairman, Deputy Chairman, Chief Executive
                                Officer, President and Chief Operating Officer of Fidelity Bank, N.A. Director of the Company since 1988.

  Harold J. Raveche..........   President of Stevens Institute of Technology,
                                Hoboken, NJ., Chair of the Board of the New
                                Jersey Corporation for Advanced Technology.
                                Former Dean of Science, Rensselaer Polytechnic
                                Institute. Director of the Company since 1990.

EXECUTIVE OFFICERS

  Information concerning the Executive Officers of the Company and ACE, as of December 31, 1997, is set forth below. Executive Officers are elected by the respective Boards of Directors of the Company and ACE and may be removed from office at any time by a vote of a majority of all the Directors in office.

   NAME (AGE)                TITLE(S) (EFFECTIVE DATE OF ELECTION TO CURRENT POSITION(S)
   ----------                -----------------------------------------------------------
   Jerrold L. Jacobs (58)..       Chairman and Chief Executive Officer of the
                                  Company (7/1/96) and Chairman and Chief
                                  Executive Officer of ACE (4/27/96).

   Michael J. Chesser             President and Chief Operating Officer of the
    (49)...................       Company (7/1/96) and President and Chief
                                  Operating Officer of ACE (4/27/95). Director of
                                  ACE.

   Michael J. Barron (48)..       Senior Vice President and Chief Financial
                                  Officer of the Company (8/14/97) and Senior Vice
                                  President and Chief Financial Officer of ACE
                                  (9/15/95). Director of ACE.

   Frank E. DiCola (50)....       Vice President, Thermal Systems & Enerval
                                  (10/10/96).

   Robert H. Fiedler (51)..       Acting Vice President -- Distribution of ACE
                                  (10/10/96).

   James E. Franklin II           Vice President, Secretary and General Counsel to
    (51)...................       the Company (4//26/95)and Senior Vice President,
                                  Secretary and General Counsel of ACE (4/27/95).
                                  Director of ACE.

   Meredith I. Harlacher,         Vice President -- Power System of the
    Jr. (55)...............       Company (4/26/95) and Senior Vice President --
                                  Power System of ACE (4/3/95), Director of ACE.

   Ernest L. Jolly (45)....       Vice President -- Energy Supply for the Company
                                  and Senior Vice President -- Energy Supply of
                                  ACE (12/1/97).

   Henry K. Levari, Jr.           Vice President -- External Affairs of the
    (49)...................       Company and Senior Vice President -- External
                                  Affairs of ACE (11/13/95), Director of ACE.

   J. David McCann (46)....       Vice President -- Strategic Customer Support of
                                  ACE (4/27/94).

   Marilyn T. Powell (50)..       Vice President Marketing/Distribution of the
                                  Company and Senior Vice President --
                                  Marketing/Distribution of ACE (10/10/96).
                                  Director of ACE.

   Louis M. Walters (45)...       Treasurer of the Company (4/26/95) and Vice
                                  President --Treasurer and Assistant Secretary of
                                  ACE (1/31/95).

  Prior to election to the positions above, the following officers held other positions with the Company and ACE (unless otherwise noted) since January 1, 1992:

   J.L. Jacobs................. Chairman and Chief Executive Officer of ACE
                                4/26/95); President and Chief Executive Officer
                                of the Company (4/27/94); Chairman, President
                                and Chief Executive officer of ACE (4/28/93).

   M.J. Chesser................ Senior Vice President of the Company (4/26/95);
                                President and Chief Operating Officer of ACE
                                (4/27/95); Vice President of the Company
                                (2/1/94); Executive Vice President and Chief
                                Operating Officer of ACE (2/1/94); Vice
                                President -- Marketing & Gas Operations,
                                Baltimore Gas & Electric Company

   M.J. Barron................. Vice President and Treasurer of Maxus Energy
                                Corporation, Dallas, Texas.

   J.E. Franklin II............ Secretary and General Counsel to the Company and
                                ACE (2/1/95); General Counsel to the Company and
                                ACE (10/1/94); Partner in the law firm Megargee,
                                Youngblood, Franklin & Corcoran, P.A.

   M.I. Harlacher, Jr. ........ Vice President of the Company and Senior Vice
                                President --Energy Supply of ACE (4/28/93);
                                Senior Vice President --Utility Operations of
                                ACE (8/9/91).

   R. H. Fiedler............... General Manager Customer Operations of ACE
                                (3/13/95); Manager Ocean Region of ACE
                                (11/1/93); Manager Customer Service &
                                Information of ACE (1/4/93); General Manager
                                Administration of ACE (9/7/92)

   E.L. Jolly.................. Vice President -- Human Resources and
                                Transformation of the Company and ACE (1/8/96);
                                Vice President --Atlantic Transformation of ACE
                                (5/23/94); Vice President --External Affairs of
                                ACE (3/1/92).

   H.K. Levari, Jr............. Senior Vice President -- Planning and External
                                Affairs of ACE (4/3/95); Vice President --
                                Planning & External Affairs of the Company
                                (4/26/95); Vice President of the Company
                                (4/27/94); Senior Vice President -- Customer
                                Operations of ACE (9/16/94); Senior Vice
                                President --Marketing & Customer Operations of
                                ACE (4/28/93). Senior Vice President -- Planning
                                and Services of ACE (8/9/91).

   J. D. McCann................ Vice President -- Power Delivery of ACE
                                (8/9/91).

   M.T. Powell................. Vice President -- Marketing of the Company and
                                Senior Vice President -- Marketing of ACE
                                (11/9/95); Vice President -- Marketing of ACE
                                (9/16/94); Director of marketing process,
                                International Business Machines Corporation.

   S.B. Ungerer................ Vice President -- Enterprise Activities of the
                                Company (4/26/95); Vice President of the Company
                                (1/17/94); Manager, Business Planning Services
                                (1/4/93); Manager, Strategic Business Planning
                                (1/6/92).

   L.M. Walters................ Treasurer and Acting Chief Financial Officer
                                4/26/95); Vice President -- Treasurer and
                                Secretary (4/28/94); Vice President -- Treasurer
                                and Assistant Secretary (4/28/93); General
                                Manager, Treasury and Finance (8/9/91).

ITEM 11 EXECUTIVE COMPENSATION

DIRECTOR AND OFFICER COMPENSATION

  As previously reported, the Company and Delmarva Power & Light Company entered into an agreement to merge the companies (the "Merger") into a new company named Conectiv, Inc. The merger and formation of Conectiv became effective March 1, 1998 resulting in a change of control as defined in certain compensation plans for Directors and Officers of the Company. In anticipation and in preparation for this change of control, the Board of Directors of the Company took action, as further described below, with respect to those compensation plans.

DIRECTOR COMPENSATION

1997 COMPENSATION

  During 1997, non-employee Directors received fees in accordance with the following compensation schedule:

   Retainer Fee..................................  $20,000 Annually
   Board Meeting Fee.............................  $ 1,000 Per Meeting Attended
   Committee Meeting Fee* (if held same day as
    Board meeting)...............................  $ 1,150 Per Meeting Attended
   Committee Meeting Fee* (if held other than
    Board meeting date)..........................  $ 1,150 Per Meeting Attended
   Committee or Board Meeting Fee via Telephone..  $   150 Per Conference

--------
* Paid to committee members only.

  Actual receipt of such amounts may be deferred, with interest, until a time selected by the non-employee Director.

  Three non-employee Directors were Directors of Atlantic Energy Enterprises, Inc. ("AEE"), a holding company formed to own the shares of capital stock of all of the Company's nonutility subsidiaries. Those directors received a per meeting fee of $1,000 for attendance at meetings of the Board of Directors of AEE.

DIRECTOR RETIREMENT PLAN

  The Company had a retirement plan for non-employee Directors ("Director Retirement Plan"). Under the Director Retirement Plan each non-employee Director who had five years of service was eligible to receive benefits for the longer of life or the full number of years the non-employee Director served on the Board. Non-employee Directors who satisfied the service requirement would receive an annual benefit starting in the year they terminated service. The Director Retirement Plan provided that in the event of a change of control of the Company, as took place as a result of the Merger, any non-employee Director having less than five years of service would be deemed to have served for five years to satisfy the service requirement; and in such event for all Directors, the net present value of the annual benefit would be calculated in accordance with the terms of the Director Retirement Plan and payable in a lump sum. On November 13, 1997 the Board of Directors of the Company, exercising the authority granted to them under the provisions of the Director Retirement Plan, terminated the Director Retirement Plan effective at the effective time of the Merger.

RESTRICTED STOCK PLANS

  Shares of restricted stock were granted to non-employee Directors to enhance recruitment and retention of highly qualified individuals and to strengthen the commonality of interests between non-employee Directors and shareholders.

  The Director Restricted Plan (the "DRSP") was established in 1991 and terminated in 1994. All non-employee directors, serving as of December 31, 1997, had received a one-time grant of 2,000 shares, subject to certain restrictions. In anticipation of the consummation of the Merger, the Board of Directors of the Company, on November 13, 1997, exercising the authority granted to them under the provisions of the DRSP, terminated the Plan effective at the effective time of the Merger. At that time, all shares not previously vested, became fully vested and were distributed to each Director.

  Under an Equity Incentive Plan ("EIP"), approved by shareholders in 1994, each non-employee Director would receive a grant of 1,000 shares every five years, subject to certain restrictions. Grants under the EIP commenced in the year following a non-employee Director's full vesting in grants previously received by each non-employee Director under the DRSP. Two non-employee Directors had received a grant under the EIP of 1,000 shares subject to restriction.

  Under the terms of the EIP, in the event of a change of control, including as took place as a result of the Merger, the restrictions applicable to any restricted stock would lapse and such shares were deemed fully vested. In anticipation of the consummation of the Merger, the Board of Directors of the Company, on November 13, 1997, exercising the authority granted to them under the provisions of the EIP, terminated the Plan effective December 31, 1997 and the shares were distributed to the two non-employee Directors. The stock ownership reported for each non-employee Director includes shares granted to them under the EIP and DRSP.

EXECUTIVE COMPENSATION

  The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers as of December 31, 1997.

                     TABLE 1 -- SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM COMPENSATION
                                                                      ----------------------
                                      ANNUAL COMPENSATION                 AWARDS         PAYOUTS
                                      -------------------                 ------         -------
                                                      OTHER                  SECURITIES
        NAME AND                                      ANNUAL      RESTRICTED UNDERLYING   LTIP      ALL OTHER
   PRINCIPAL POSITION     YEAR  SALARY   BONUS   COMPENSATION (1) STOCK ($)  OPTIONS (#) PAYOUTS COMPENSATION (2)
   ------------------     ----  ------   -----   ---------------- ---------- ----------- ------- ----------------
J. L. Jacobs              1997 $472,917 $306,400    $1,806,787           --        --         --    $8,324,628
Chairman and Chief        1996  449,167   23,600       $13,461     $743,531    38,500    $14,388        16,439
Executive Officer of the  1995  435,000       --        25,528           --        --         --        13,050
Company and ACE

M.J. Chesser              1997  312,833  202,600       911,972           --        --         --     1,931,544
President and Chief       1996  284,500   17,000         2,777      380,456    19,700      9,714         8,785
Operating Officer of the  1995  262,000       --         7,039           --        --         --         7,240
Company, ACE and AEE

M.I. Harlacher, Jr.       1997  224,525   96,800       814,696           --        --         --     3,208,196
Vice President, Power     1996  215,317   27,500         8,527      305,138    15,800     10,429         7,413
System of the Company     1995  205,133       --        10,070           --        --         --         6,154
and Senior Vice
President, Power System
of ACE

M. T. Powell              1997  212,333   91,600       650,636           --                   --     1,684,311
Vice President,           1996  193,050    7,500        23,248      305,138    15,800         --         6,282
Marketing/Distribution    1995  173,856   22,000        60,995           --        --         --         5,216
of the Company and
Senior Vice President,
Marketing/Distribution
of ACE

M. J. Barron              1997  209,167   90,300       481,559           --        --         --     1,428,809
Vice President, and       1996  199,333   67,600            --      305,138    15,800         --         6,373
Chief Financial Officer   1995   40,381   20,000        30,483      134,925     6,387         --           564
of the Company and
Senior Vice President
and Chief Financial
Officer of ACE

--------
(1) "Other Annual Compensation" includes tax reimbursement payments.
(2) "All Other Compensation" includes contributions by the Company in 1997 under the Atlantic Electric 401(k) Savings and Investment Plan-A ("401(k) Plan"), a defined contribution plan; a matching contribution made pursuant to the Company's Deferred Compensation Plan for Employees ("DCP"), a non-qualified deferred compensation plan; premiums paid for the funding of life insurance benefits under certain Company supplemental executive retirement plans ("SERP").

  The SERP plans provided for immediate vesting in the event of a change of control, as took place as a result of the Merger, and these amounts are also included in this column. In addition, pursuant to the change of control provisions of the Company's equity based long term incentive plan for executives ("EIP"), participants in the plan, including the executives named in the Summary Compensation Table were given the option of receiving common stock of the Company which had been awarded them under the plan, free of the restrictions placed on the stock at the time of the award, or a cash equivalent based on of change in control price set by the

Company's Board of Directors. The cash equivalent of the stock is reflected in this column. Stock options which were also awarded under these plans were also cashed out at a price set by the Company's Board of Directors and those amounts are included in this column as well.

  An adjustment to benefits was received by Messrs. Jacobs and Harlacher to compensate them for certain economic disadvantages associated with the payout of their benefits in 1997 rather than in 1998 and those amounts are also included in this column. The following table details the components of this column.

                         J. L. JACOBS M.J. CHESSER M. I. HARLACHER, JR. M.T. POWELL M.J. BARRON
                         ------------ ------------ -------------------- ----------- -----------
401(k) Contributions....  $    4,750   $    4,750       $    4,750      $    4,750  $    4,750
DCP Contributions.......       9,458        4,635            1,986           1,620       1,525
Insurance Premiums......       3,141        1,292            1,065             839         747
SERP Payouts............   2,192,799    1,065,693          996,238         760,354     562,653
EIP Payouts.............   1,739,044      460,335          674,340         674,340     674,340
Excess Retirement
 Payouts................   3,950,436      394,839        1,358,817         242,408     184,794
Benefits Adjustment.....     425,000           --          171,000              --          --
                          ----------   ----------       ----------      ----------  ----------
                          $8,324,628   $1,931,544       $3,208,196      $1,684,311  $1,428,809
                          ==========   ==========       ==========      ==========  ==========

                                     LOGO
               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
       AMONG ATLANTIC ENERGY, INC., THE S & P 500 INDEX AND A PEER GROUP
*$100 INVESTED ON 12/31/92 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

                            12/31/92 12/31/93 12/31/94 12/31/95 12/31/96 12/31/97
Atlantic Energy Inc NJ  ATE   100      100       89      105      102      137
PEER GROUP                    100      110       94      130      130      173
S&P 500                       100      110      112      153      189      252

  The above graph compares the performance of Atlantic Energy, Inc. with that of the S&P 500 Index and a peer group of utility companies with the investment weighted based on market capitalization. The peer group is comprised of the following companies:

  Boston Edison Company, Central Hudson Gas & Electric Corporation, Central Maine Power Company, Commonwealth Energy System, Delmarva Power & Light Co., DPL Inc., DQE Inc., New York State Electric & Gas Corporation, Orange & Rockland Utilities, Incorporated, Potomac Electric Power Company, Rochester Gas & Electric Corp., SCANA Corporation, UGI Corporation and United Illuminating Company.

EMPLOYMENT AGREEMENTS

  In 1995, the Company entered into employment agreements with certain executive officers including those listed in the Summary Compensation Table on page 91. The agreements provide for an initial two-year Employment Period that may be automatically renewed for two years. Under the terms of the agreements each executive officer is entitled to receive 1) a base salary, 2) incentive compensation at the discretion of the Board of Directors based upon the recommendation of the Committee, and 3) any other benefits that are available from time to time to officers of the Company through the Employment Period. The agreements also provide that if the employment of the executive officer is terminated by the Company (or, under certain circumstances, by the executive officer) following a change of control of the Company, as took place as a result of the Merger, the executive officer will receive (a) the executive officer's full base salary through the date of termination, (b) a cash amount from the Company equal to three times the sum of (x) the executive officer's annual base salary and (y) the higher of the bonus paid to the executive for the most recent fiscal year or the target bonus for the current fiscal year (the "Minimum Bonus Amount"), (c) the prorated portion of the executive officer's unpaid Minimum Bonus Amount, (d) any other amounts otherwise payable with respect to the Company's otherwise applicable long-term incentive compensation and equity plans and programs, and (e) all vested amounts or benefits owing to the executive officer under the Company's otherwise applicable employee benefit plans and programs. In addition, the executive officer will be entitled to continue to participate in the Company's employee and executive pension, welfare and fringe benefit plans excluding supplemental retirement benefits. For purposes of calculating the executive officer's retirement benefit, three years will be added to both the executive officer's age and service with the Company. The agreements further provide that if the payments described above constitute "excess parachute payments" under applicable provisions of the Internal Revenue Code and related regulations, the Company will pay the executive officer an additional amount sufficient to place the executive in the same after-tax financial position the executive would have been in if the executive had not incurred the excise tax imposed under Section 4999 of the Internal Revenue Code with respect to excess parachute payments. As a result of the Merger, four of the executive officers listed in the Summary Compensation Table on page 91 have terminated their contracts and received the remaining benefits, not listed in Summary Compensation Table, immediately following the consummation of the Merger on March 1, 1998.

QUALIFIED AND EXCESS BENEFIT PLANS

  The following table describes the estimated annual retirement benefit payable under the Retirement Plan that is qualified under Section 401(a) of the Internal Revenue Code ("Qualified Plan"). The Internal Revenue Code places certain limitations on the amount of pension benefits that may be paid under the Qualified Plan. Any benefits payable in excess of those limitations were payable under an Excess Plan to certain eligible employees, including the executive officers named in Summary Compensation Table, on page 91. The Excess Plan provided for immediate vesting of benefits in the event of a change of control of the Company, as took place as a result of the Merger and the amount of those benefits are included in the Summary Compensation Table, on page 91. The estimated retirement benefits paid to an employee assume a straight life annuity to the employee, retirement at age 65, the average of the highest earnings in five of the ten years preceding retirement and years of service specified.

  The credited full years of service at December 31, 1997 under the Retirement Plan are as follows for the individuals named in the Summary Compensation
Table: Mr. Jacobs -- 36 years; Mr. Chesser -- 4 years, Mr. Barron -- 2 year, Mr. Harlacher -- 32 years and Ms. Powell -- 3 years.

                         TABLE 5 -- PENSION PLAN TABLE

                                      YEARS OF SERVICE
                                      ----------------
   REMUNERATION        25           30           35           40           45
   ------------        --           --           --           --           --
     $130,000       $ 52,000     $ 62,000     $ 73,000     $ 83,000     $ 94,000
      190,000         76,000       91,000      106,000      122,000      130,000
      250,000        100,000      120,000      130,000      130,000      130,000
      310,000        130,000      130,000      130,000      130,000      130,000
      370,000        130,000      130,000      130,000      130,000      130,000
      430,000        130,000      130,000      130,000      130,000      130,000
      490,000        130,000      130,000      130,000      130,000      130,000
      550,000        130,000      130,000      130,000      130,000      130,000

  Compensation covered for the executive officers named in Summary Compensation Table on page 91 is the same as the total salary and bonus shown in that table. Employees, including executive officers, may elect lump-sum distributions in lieu of the receipt of annual retirement benefits.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

  The following table sets forth the beneficial ownership of Common Stock of the Company of all directors, four named executive officers, and all directors and officers as a group as of December 31, 1997.

                                                      BENEFICIAL OWNERSHIP
                                                  (SHARES OF COMMON STOCK) (1)
                                                  ----------------------------
     Gerald A. Hale..............................             6,650
     Matthew Holden, Jr. ........................             5,487
     Cyrus H. Holley.............................             4,987
     Jerrold L. Jacobs (a).......................             7,380
     Kathleen MacDonnell.........................             3,034
     Richard B. McGlynn (b)......................             4,110
     Bernard J. Morgan...........................             4,887
     Harold J. Raveche...........................             3,749
     Michael J. Barron (c).......................                 0
     Michael J. Chesser..........................             5,792
     Meredith I. Harlacher, Jr. (d)..............            31,546
     Marilyn T. Powell...........................             1,257
     All Directors and Officers as a Group (17
      individuals)...............................            89,911

--------
(1) Each of the individuals listed beneficially owned less than 1% of the Company's outstanding Common Stock.
(a) Share ownership shown for Mr. Jacobs includes 5,138 shares held jointly with his spouse.
(b) Share ownership shown for Mr. McGlynn includes 200 shares held in a pension trust of which Mr. McGlynn is the trustee.
(c) Mr. Barron held no Company Common Stock as of December 31, 1997.
(d) Share ownership for Mr. Harlacher includes 7,254 shares held jointly with his spouse.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 Exhibits:

  See Exhibit Index attached.

  The following financial information, financial statements and notes to financial statements for the Company and ACE are filed herein:

  Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Statement of Income for the three years ended December 31, 1997; Consolidated Statement of Cash Flows for the three years ended December 31, 1997; Consolidated Balance Sheet -- December 31, 1997 and December 31, 1996; Consolidated Statement of Changes in Common Shareholder's Equity; Notes to Consolidated Financial Statements; Independent Auditors' Report.

 Reports on Form 8-K:

  Current Reports on Form 8-K were filed, dated January 6, 1997, January 27, 1997, January 31, 1997, March 24, 1997, July 15, 1997, December 30, 1997,
February 27, 1998, March 3, 1998 and March 5, 1998 relating to the subsequent events, of Salem Units 1 and 2, the approvals of the merger agreement between the Company and Delmarva Power & Light Company, and the BPU's order of Phase II of the New Jersey Energy Master Plan, the issuances of First Mortgage Bonds, ACE's restructuring filing, change in Auditors, change in Control and the effective date of the merger.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 30, 1998.

                                          Atlantic City Electric Company
                                           (Registrant)

                                                   /s/ Barbara S. Graham
                                          By: _________________________________
                                               BARBARA S. GRAHAM SENIOR VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES, ON MARCH 30, 1998.

              SIGNATURE                                 TITLE

       /s/ Howard E. Cosgrove                 Chairman of the Board, Chief
_____________________________________          Executive Officer and
        (HOWARD E. COSGROVE)                   Director

        /s/ Barbara S. Graham                 Senior Vice President, Chief
_____________________________________          Financial Officer and
         (BARBARA S. GRAHAM)                   Director

         /s/ James P. Lavin                   Controller & Chief Accounting
_____________________________________          Officer
          (JAMES P. LAVIN)

         /s/ Barry R. Elson                   Director
_____________________________________
          (BARRY R. ELSON)

   /s/ Meredith I. Harlacher, Jr.             Director
_____________________________________
    (MEREDITH I. HARLACHER, JR.)

         /s/ Thomas S. Shaw                   Director
_____________________________________
          (THOMAS S. SHAW)

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 30, 1998.

                                          CONECTIV
                                          (REGISTRANT)

                                                   /s/ Barbara S. Graham
                                          By: _________________________________
                                               BARBARA S. GRAHAM SENIOR VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES, ON MARCH 30, 1998.

              SIGNATURE                                   TITLE

       /s/ Howard E. Cosgrove             Chairman of the Board, Chief
_____________________________________      Executive Officer and Director
        (HOWARD E. COSGROVE)

        /s/ Barbara S. Graham             Senior Vice President, Chief
_____________________________________      Financial Officer and Director
         (BARBARA S. GRAHAM)

         /s/ James P. Lavin               Controller & Chief Accounting
_____________________________________      Officer
          (JAMES P. LAVIN)

     /s/ Michael G. Abercrombie           Director
_____________________________________
      (MICHAEL G. ABERCROMBIE)

       /s/ R. Franklin Balotti            Director
_____________________________________
        (R. FRANKLIN BALOTTI)

        /s/ Robert D. Burris              Director
_____________________________________
         (ROBERT D. BURRIS)

      /s/ Audrey K. Doberstein            Director
_____________________________________
       (AUDREY K. DOBERSTEIN)

        /s/ Michael B. Emery              Director
_____________________________________
         (MICHAEL B. EMERY)

          /s/ Sarah I. Gore               Director
_____________________________________
           (SARAH I. GORE)

         /s/ Cyrus H. Holley              Director
_____________________________________
          (CYRUS H. HOLLEY)

        /s/ Jerrold L. Jacobs             Director
_____________________________________
         (JERROLD L. JACOBS)

       /s/ Kathleen MacDonnell            Director
_____________________________________
        (KATHLEEN MACDONNELL)

              SIGNATURE                                   TITLE

       /s/ Richard B. McGlynn             Director
_____________________________________
        (RICHARD B. MCGLYNN)

        /s/ Bernard J. Morgan             Director
_____________________________________
         (BERNARD J. MORGAN)

        /s/ Weston E. Nellius             Director
_____________________________________
         (WESTON E. NELLIUS)

        /s/ Harold J. Raveche             Director
_____________________________________
         (HAROLD J. RAVECHE)

                                 EXHIBIT INDEX

 3a Restated Certificate of Incorporation of Atlantic Energy, Inc. (File No. 1-9760, Form 10-Q for quarter ended September 30, 1987 -- Exhibit 4(a)); Certificate of Amendment to restated Certificate of Incorporation of Atlantic Energy, Inc. dated April 15, 1992. File No. 33-53511, Form S-8 dated May 6, 1994 -- Exhibit No. 3(ii). Certificate on Merger between Atlantic Energy, Inc. and Conectiv, Inc. filed herewith.

 3b By-Laws of Atlantic Energy, Inc. as amended July 13, 1995 (File No. 1-9760, Form 10-Q for the quarter ended June 30, 1995 -- Exhibit 3b(1).

 3c Agreement of Merger between Atlantic City Electric Company and South Jersey Power & Light Company filed June 30, 1949, and Amendments through May 3, 1991 (File No. 2-71312 -- Exhibit No. 3(a); File No. 1-3559, Form 10-Q for quarter ended June 30, 1982 -- Exhibit No. 3(b); Form 10-Q for quarter ended March 31, 1985 -- Exhibit No. 3(a); Form 10-Q for quarter ended March 31, 1987 -- Exhibit No. 3(a): Form 8-K dated October 12, 1988 -- Exhibit No. 3(a); Form 10-K for fiscal year ended December 31, 1990 -- Exhibit No. 3c; and Form 10-Q for quarter ended September 30, 1991 -- Exhibit No. 3c).

 3d By-Laws of Atlantic City Electric Company, as amended April 24, 1989 (File No. 1-3559, Form 10-Q for the quarter ended September 31,
        1989 -- Exhibit No. 3).

 4b Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York (formerly Irving Trust Company) and Supplemental Indentures through November 1, 1994 (File No. 2-66280 -- Exhibit No. 2(b); File No. 1-3559, Form 10-K for year ended December 31, 1980 -- Exhibit No. 4(d); Form 10-Q for quarter ended June 30, 1981 -- Exhibit No. 4(a); Form 10-K for year ended December 31, 1983 -- Exhibit No. 4(d); Form 10-Q for quarter ended March 31, 1984 -- Exhibit No. 4(a); Form 10-Q for quarter ended June 30, 1984 -- Exhibit 4(a); Form 10-Q for quarter ended September 30, 1985 -- Exhibit 4; Form 10-Q for quarter ended March 31, 1986 --
         Exhibit No. 4; Form 10-K for year ended December 31, 1987 -- Exhibit No. 4(d); Form 10-Q for quarter ended September 30, 1989 -- Exhibit No. 4(a); Form 10-K for year ended December 31, 1990 -- Exhibit No. 4(c); File No. 33-49279 -- Exhibit No. 4(b); File No. 1-3559, Form 10-
        Q for the quarter ended September 30, 1993 -- Exhibits 4(a) & 4(b); Form 10-K for the year ended December 31, 1993 -- Exhibit 4c(i); File No. 1-3559, Form 10-Q for the quarter ended June 30, 1994-- Exhibit 4(a); File No. 1-3559, Form 10-Q for the quarter ended September 30, 1994 -- Exhibit 4(a); Form 10-K for year ended December 31, 1994 --
         Exhibit 4(c)(1).

 4b(1) Indenture dated as of March 1, 1997 between Atlantic City Electric Company and The Bank of New York filed on Form 8-K, dated March 24, 1997, File No. 1-3559 -- Exhibit 4(e).

 4b(2) Indenture Supplemental dated as of March 1, 1997 to Mortgage and Deed of Trust dated January 15, 1937 between Atlantic City Electric Company and The Bank of New York filed on Form 8-K dated March 24, 1997, File No 1-3559, Exhibit 4(b).

 4e Agreement dated as of February 1, 1966, between Atlantic City Electric Company and Fidelity Union Trust Company and Supplement dated as of May 1, 1968. (File No. 1-3559, Form 8-K dated March 7, 1966 -- Exhibit 13(b)(2); Form 8-K dated June 6, 1968 -- Exhibit No. 13(b)(1)).

 4f(1) Amended and Restated Trust Agreement, dated as of October 1, 1996, by and among Atlantic City Electric Company, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee and the Administrative Trustees Named Therein, (File No. 1-9760, Form 10-K for year ended December 31, 1996 -- Exhibit No. 4f(7)).

 4f(2) Junior Subordinated Indenture, dated as of October 1, 1996, by and between Atlantic City Electric Company and The Bank of New York, as Trustee, (File No. 1-9760, Form 10-K for year ended December 31, 1996 -- Exhibit No. 4f(8)).

 4f(3) Guarantee Agreement, dated as of October 1, 1996, by and between Atlantic City Electric Company as Guarantor, and The Bank of New York as Guarantee Trustee, (File No. 1-9760, Form 10-K for year ended December 31, 1996 -- Exhibit No. 4f(9)).

10a(1) Termination Agreement dated August 14, 1997 between Atlantic Energy, Inc. and Michael J. Chesser, filed herewith.

10b(1) Agreement as to ownership as tenants in common of the Salem Nuclear Generating Station Units 1, 2, and 3, dated November 24, 1971, and of Supplements, dated as of September 1, 1975, and as of January 26, 1977 (File No. 2-43137 -- Exhibit No. 5(p); File No. 2-60966 -- Exhibit No. 5(m); and File No. 2-58430 -- Exhibit No. 5(o)).

10b(2) Agreement as to ownership as tenants in common of the Peach Bottom Atomic Power Station Units 2 and 3, dated November 24, 1971 and of Supplements dated as of September 1, 1975 and as of January 26, 1977 (File No. 2-43137 -- Exhibit No. 5(o); File No. 2-60966 -- Exhibit No. 5(j); File No. 2-58430 -- Exhibit No. 5(m)).

10b(3) Owners Agreement, dated April 28, 1977 between Atlantic City Electric Company and Public Service Electric & Gas Company for the Hope Creek Generating Station Units No. 1 and 2 (File No. 2-60966 -- Exhibit No. 5(v)).

10b(3-1) Amendment to Owners Agreement for Hope Creek Generating Station, dated as of December 23, 1981, between Atlantic City Electric Company and Public Service Electric & Gas Company (File No. 1-3559, Form 10-K for year ended December 31, 1983 -- Exhibit No. 10b(3-2)).

12       Computation of Ratios of Earnings to Fixed Charges, filed herewith.

23       Independent Auditors' Consent, filed herewith.

24 Powers of Attorney for Atlantic City Electric Company dated as of March 12, 1998, filed herewith.

27 Financial Data Schedules for Atlantic Energy, Inc. and Atlantic City Electric Company for periods ended December 31, 1997.